Form 10-K
period 1993-12-31
NBB BANCORP INC
filed 1994-03-30
CIK 829732

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                                or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                          Commission File No. 1-10396
                                              -------

                             NBB BANCORP, INC.
      ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                     04-2997971
- -------------------------------                  ---------------------
State or  other jurisdiction  of                  (I.R.S.  Employer
incorporation or organization                   Identification Number)

174 Union Street, New Bedford, Massachusetts             02740
- ---------------------------------------------------------------
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (508) 996-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class             Name of each exchange on which registered
- -------------------             -----------------------------------------

  COMMON STOCK                           NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes   X   No
                 -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon  the closing sale  price of the Registrant's common  stock on March
11,  1994,  the  aggregate   market  value  of   the  voting  stock  held   by
non-affiliates of the Registrant was $340,991,395.

As of March 11, 1994, there were 8,657,844 shares of the Registrant's common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 are incorporated by reference into Part I and Part II, and portions of the Registrant's notice of annual meeting and definitive proxy statement for the 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.


                                    PART I


Item 1.  Business

     The Bancorp. NBB Bancorp, Inc. (Bancorp) is a corporation, formed at the direction of New Bedford Institution for Savings (the Bank) under the laws of the State of Delaware. Bancorp became the holding company for the Bank on December 1, 1988, and is a one-bank holding company registered with the Federal Reserve Board under the Bank Holding Company Act of 1956. The only office of Bancorp, and its principal place of business, is located at the main office of the Bank at 174 Union Street, New Bedford, MA 02740, and its telephone number is (508) 996-5000.

     Bancorp's principal business consists of the business of the Bank. Bancorp is a legal entity separate from the Bank, and its principal source of revenue on an unconsolidated basis is dividends transferred from the Bank from time to time. Bancorp's assets on an unconsolidated basis at December
31, 1993 were represented by its investment in the Bank of $254.2 million and other assets of $1.2 million. At December 31, 1993, Bancorp on a consolidated basis had total assets of $2.5 billion, deposits of $2.2 billion, and stockholders' equity of $255.0 million which represents 10.40% of total assets. Book value per share at December 31, 1993 was $29.45.

     The Bank. New Bedford Institution for Savings is a Massachusetts-chartered savings bank organized in 1825. It is headquartered in New Bedford, Massachusetts, approximately 60 miles south of Boston and 30 miles east of Providence, Rhode Island. The Bank's market area includes a significant portion of Southeastern Massachusetts, Cape Cod and eastern Rhode Island and is served by a network of 52 offices, 10 of which are located in the eastern part of Rhode Island, 30 in the southeastern area of Massachusetts, and 12 throughout Cape Cod.

     The Bank is a franchisee of an ATM network which provides customers access to their accounts from automated teller machines located throughout the United States, Canada and many other foreign countries. The Bank is a member of the Federal Home Loan Bank of Boston which qualifies it to borrow funds when needed to finance lending activities.

     The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per separately insured account and deposits in excess of $100,000 are insured by the Deposit Insurance Fund of the Mutual Savings Central Fund, Inc. (the Central Fund).

     The Bank is engaged principally in the business of attracting deposits from the general public, originating residential and commercial real estate mortgages, construction, commercial and consumer loans, and investing in various securities.

Acquisitions

     In August 1992, the Bank acquired all deposits and certain assets of Attleboro Pawtucket Savings Bank from the FDIC. The Bank received approximately $12.3 million for the acquisition. Deposits and loans acquired totaled $559.3 million and $378.5 million, respectively. In order to realize some of the cost savings that result from acquisitions, the operating departments of the Bank and those of Attleboro Pawtucket Savings Bank have been consolidated. There has been a consolidation of management in all areas. In addition, the overlap of certain branch locations and markets has caused deposit and loan business to be serviced at branch locations other than where it may have originated. All of these factors impact the income generated by the business acquired, and, as a result, there is not a practical method to meaningfully determine the income generated by this acquisition.

     In July 1991, the Bank acquired the insured deposits and certain of the assets of Sentry Savings Bank, FSB from the Resolution Trust Corporation (RTC) for a bid price of $13.1 million. Deposits and loans acquired totaled $397.7 million and $153.9 million, respectively. Both acquisitions were accounted for by the purchase method of accounting.

     Core deposit intangibles of $5.2 million and $2.8 million were recorded as a result of the Attleboro Pawtucket and Sentry Savings Bank, FSB acquisitions, respectively, with both being amortized over ten years using the interest method.

Regulation

     General. Both Bancorp and the Bank are regulated extensively under federal and state statutes and regulations. The following summaries of the statutes and regulations affecting banks and bank holding companies are qualified in their entirety by reference to such statutes and regulations.

     Federal Reserve Board. Bancorp is registered as a bank holding company under the federal Bank Holding Company Act of 1956, as amended (BHCA), and is required to file annual and periodic reports and such other information as the Federal Reserve may require. Bancorp and the Bank's nonbanking subsidiaries are subject to limitations on the scope of their activities and to continuing regulation, supervision and examination by the Federal Reserve Board under the BHCA and related federal statutes.

     Bancorp is subject to capital standards based on Tier 1 capital and on risk weighting of assets. The minimum Tier 1 capital ratio (adjusted stockholders' equity divided by risk-weighted assets) required for bank holding companies with the highest regulatory rating is 4.00%. Bancorp must also have a minimum risk-based capital ratio of 8.00%. In addition, leverage capital standards (Tier 1 capital to adjusted total assets) require a minimum of 3.0% for the most highly rated companies. All others will need to meet a minimum leverage ratio that is at least 100 to 200 basis points above the minimum requirement. At December 31, 1993, the capital ratios of Bancorp substantially exceeded the minimum requirements for these capital standards.

     Delaware Corporate Law. As a Delaware corporation, Bancorp must comply with the General Corporation Laws of Delaware.

     Federal Deposit Insurance Corporation. As a Massachusetts-chartered, FDIC-insured savings bank, the Bank is subject to regulation, examination and supervision by the FDIC. The FDIC insures the Bank's deposit accounts up to a maximum of $100,000 per separately insured account; therefore, the Bank is subject to regulation, supervision and reporting requirements of the FDIC. The FDIC has adopted a regulation that defines and sets the minimum requirements for capital adequacy. Under this regulation, insured state banks, such as the Bank, are required to maintain Tier 1, risk-based and leverage capital ratios that are substantially the same as the Federal Reserve guidelines discussed above.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) makes significant changes in the federal laws governing depository institutions and the FDIC. Among other changes, FDICIA requires federal bank regulatory agencies to take prompt corrective action to address the problems of undercapitalized banks. With certain exceptions, FDICIA prohibits banks from engaging, as principals, in activities that are not permissible for national banks, such as equity investments and insurance underwriting. In addition, FDICIA amends federal statutes governing extensions of credit to directors, executive officers and principal shareholders of banks, savings associations and their holding companies, limits the aggregate amount of a depository institution's loans to insiders to the amount of the institution's unimpaired capital and surplus, restricts depository institutions that are not well capitalized from accepting brokered deposits without an express waiver from the FDIC and imposes certain advance notice requirements before closing a branch. FDICIA also requires a system of risk-based deposit insurance assessments that takes into account different categories and concentrations of bank assets and liabilities.

     Massachusetts Commissioner of Banks. The Bank is subject to regulation and examination by the Commissioner of Banks of the Commonwealth of Massachusetts (the Commissioner). Massachusetts statutes and regulations govern, among other things, investment powers, lending powers, deposit activities, borrowings, maintenance of surplus reserve accounts, distribution of earnings and payment of dividends. The Bank is also subject to regulatory provisions covering such matters as issuance of capital stock, branching, and mergers and consolidations.

     Mutual Savings Central Fund, Inc. Deposit accounts that are not covered by federal insurance are insured by the Central Fund, a corporation created by the Massachusetts Legislature for the purpose of insuring the deposits of savings banks not covered by federal deposit insurance. All Massachusetts-chartered savings banks, including the Bank, are required to be members of the Central Fund.

Lending Activities

     General. The Bank offers various types of real estate loans, commercial loans and consumer loans. The Bank is a major originator of residential loans in its market area and has traditionally focused its lending activities on the origination of first mortgage loans for the purchase, refinancing and construction of residential properties in its market area. For a fuller description of current conditions in the Bank's primary lending market area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders for the year ended December 31, 1993 attached as an exhibit hereto. Total loans at December 31, 1993 were $1.3 billion or 53.8% of total assets. An analysis of the loan portfolio by type of loan is presented in Section III. A. and a percentage distribution of the loan portfolio is presented in Section IV.

     The following discussion and analysis should be read in light of the fact that the Bank's operating results are dependent upon the real estate market in Massachusetts and the economy which has been in a recession. The Bank's operating results are adversely affected by the loss of interest income from nonaccruing loans and real estate owned. Since the economy of the region continues to be troubled and there is evidence that certain sectors of the real estate market have not yet improved, additional loan loss provisions and provisions for losses on other real estate owned may become necessary. Loans currently nonperforming and OREO property may give rise to additional charge-offs and provisions.

     Residential Mortgage Lending. The Bank makes both conventional fixed and adjustable-rate loans on one-to-four family residential properties as well as second mortgages and home equity loans within its primary market area. The Bank retains the loans it originates for its own portfolio.

     Substantially all of the loans in the Bank's residential loan portfolio are secured by houses located in southeastern Massachusetts, Cape Cod, and eastern Rhode Island. The Bank makes residential construction loans primarily to homeowners. Construction loans are offered with fixed or variable rates for a term of fifteen to thirty years and become the homeowner's permanent mortgage.

     The ability and willingness of residential borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers' geographic areas and real estate values.

     Commercial Lending. The Bank's commercial loan department originates construction and permanent mortgage loans on commercial real estate for its commercial loan portfolio which may include multi-family housing, strip shopping centers, office buildings, retail buildings, and industrial buildings. Commercial real estate loans are written primarily on a floating rate basis for terms of five years or less, although the amortization period may be longer.

     The Bank's commercial loan department also provides commercial services and corporate banking relationships with smaller and middle market companies with annual sales of $1 million to $50 million. The commercial loan department offers lines of credit, letters of credit, secured and unsecured loans, equipment loans, term loans for business expansion, commercial construction and project development loans. Aggregate extensions of credit to commercial borrowers are maintained at levels below statutory limits.

     Compared with residential mortgage lending on owner-occupied homes, commercial, commercial real estate and construction lending entail additional risks. These loans are affected, to a greater extent than residential mortgage loans, by adverse conditions in the economy generally and in the local real estate market. The repayment of loans secured by income-producing properties is often dependent on the successful completion and operation of the real estate project or development. Moreover, the cost of labor and material or the amount of time necessary to sell the project and carry the debt may vary from projections, or other contingencies may arise, that change the total amount of funds necessary to complete the project. Such lending also typically involves larger loan balances to single borrowers or groups of related borrowers. The ability and willingness of commercial real estate, and commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy. While non-performing assets have improved in 1993, charge-offs and provisions for OREO losses reflect the problems in the New England economy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Stockholders for the year ended December 31, 1993 attached as an exhibit hereto.

     Consumer Loans. The Bank originates both secured and unsecured consumer loans which include home improvement loans, automobile loans, boat loans, personal loans, and guaranteed educational loans. Consumer loans are generally offered at a fixed rate for terms not exceeding five years.

Investment Activities

     The Bank invests in U. S. Government and Agency obligations, investment grade corporate securities, money instruments, corporate equities and other authorized investments. The Bank's investment portfolio is managed with the assistance of an independent investment advisor. The Board of Directors has adopted an investment policy to govern the Bank's investment activities.

     Management believes it is prudent to maintain an investment portfolio that provides income and a source of liquidity to meet lending demand and deposit flow. The investment policy of the Bank calls for staggered maturities while maintaining an average portfolio maturity of five years, depending on the outlook for interest rates.

     Effective December 31, 1993, the Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Dept and Equity Securities." Under SFAS No. 115, debt securities that the Bancorp has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Bancorp classifies its securities based on its intention at the time of purchase. The Bancorp has no securities held for trading. As a result of adoption, as of December 31, 1993, stockholders' equity was increased by approximately $6.8 million, representing the net unrealized gain on securities available-for-sale, less applicable income taxes.

     At December 31, 1993, $588.4 million of the Bancorp's securities were considered to be available-for-sale. Securities available-for-sale provide liquidity, facilitate interest rate sensitivity management, and enhance the Bank's ability to respond quickly to the needs of customers should economic conditions result in an increase in loan demand. Securities held-to-maturity totaled $399.5 million at December 31, 1993.

Sources of Funds

     General. Deposit accounts of all types have historically constituted the primary source of funds for the Bank's lending and investment activities. Other sources of funds include interest payments on loans and securities, loan principal payments and sales and maturities of securities. The availability of funds is influenced by prevailing interest rates, competition, and other market conditions.

     Deposits. The Bank's deposits are primarily attracted from customers in the Bank's market area. It has been the Bank's practice not to solicit deposits outside of its market area, accept deposits from brokers, or use premiums to attract deposits.

     In recent years, the Bank has attracted substantial deposits into short-term certificates and money market accounts. These accounts may be more responsive to changes in market rates of interest than passbook accounts and longer maturity, fixed-rate, fixed-term certificates, which are also deposit products offered by the Bank.

     Borrowings. The Bank is a member of the Federal Home Loan Bank of Boston and has access to a pre-approved line of credit up to 2% of total assets and the capacity to borrow an amount up to 30% of total assets, less other borrowings.

Subsidiaries/Other Activities

     The Bank has four wholly-owned subsidiary corporations: NBB Investment Corporation, NBIS Securities Corporation, NBIS Development Corp. and Knotty Walk, Inc. In addition, Fairhaven Development Corp. is a wholly-owned subsidiary of NBIS Development Corp. and Rope Walk Condominium, Inc. is a wholly-owned subsidiary of Knotty Walk, Inc.

     NBB Investment Corporation and NBIS Securities Corporation, established in December 1993 for the purpose of managing portions of the Bank's investment portfolio, had no assets at December 31, 1993.

     NBIS Development Corp. and Knotty Walk, Inc. own real estate which is leased to the Bank and nonrelated parties. Assets of NBIS Development Corp. and Knotty Walk, Inc. totaled $4.3 million and $4.1 million, respectively at December 31, 1993.

     Fairhaven Development Corp. and Rope Walk Condominium, Inc. were incorporated for the purpose of real estate development. Assets of Fairhaven Development Corp. and Rope Walk Condominium, Inc. totaled $143,000 and $1.6 million, at December 31, 1993, respectively.

     The consolidated financial statements of the Bancorp appearing in this Form 10-K include the accounts of the Bank and its subsidiaries described above.

Savings Bank Life Insurance

     The Bank had been an issuing bank for Savings Bank Life Insurance (SBLI). On December 31, 1991, SBLI was demutualized by legislation enacted in December 1990. Based on an appraisal of the value of the new company, SBLI determined the value of the stock distributed to the Bank was $1.0 million. For purposes of conservatism, the stock received was recorded at $500,000 which increased net income by $290,000 after providing for income taxes.

Competition

     The Bank faces strong competition in all aspects of its deposit and loan business. The Bank competes by providing a full range of deposit and loan products, offering competitive rates, providing quality service, and by supporting a strong network of conveniently located branches with extended banking hours.

     The Bank attracts deposits through its network of branch offices, primarily from the communities in which those offices are located. Competition for deposits has traditionally come from other thrift institutions, commercial banks, money market mutual funds and credit unions located in its market area. The Bank is recognized in its market area as a leading provider of mortgage funds but faces strong competition from savings banks, mortgage banking companies, credit unions, and commercial banks. Competition for consumer and commercial loans comes from commercial banks, savings banks, and other financial services companies.

Employees

     Bancorp utilizes the support staff of the Bank from time to time without the payment of any fees. No separate compensation is being paid to the executive officers of the Bancorp, all of whom are executive officers of the Bank and receive compensation as such.

     As of December 31, 1993, the Bank had 524 full-time employees and 89 part-time employees. Full-time employees receive a comprehensive range of employee benefit programs. None of the Bank's employees is represented by a union or other labor organization, and management believes that its employee relations are good.

NOTE:  The headings and sub-headings on the following pages correspond to SEC
                                                                          ---
Guide 3 - Statistical Disclosure by Bank Holding Companies
- ----------------------------------------------------------

I.  DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
    -------------------------------------------------------------
INTEREST RATES AND INTEREST DIFFERENTIAL
- ----------------------------------------

     I.A. & I.B.  Average Balance Sheets, and Analysis of Net Interest
     Earnings

     Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993 attached as an exhibit hereto. The information required under I.A. (average balance sheets) and I.B.1. through I.B.5. (analysis of net interest earnings) is set forth on page 33 of such Annual Report and is incorporated herein by reference.

     I.C. Rate/Volume Analysis. Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993 attached as an exhibit hereto. The information set forth on page 34 of such Annual Report entitled "Rate/Volume Analysis" is incorporated herein by reference.


     The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities at December 31, 1993. Fixed-rate loans and pass-through certificates are shown in the table in the time periods corresponding to principal amortization which has been computed based on their respective weighted average maturities and weighted average rates. Adjustable-rate loans and securities are allocated to the period in which the rates would be next adjusted. The table does not reflect partial or full prepayment of loans and certain securities prior to final contractual maturity. Analysis of the Bank's non-certificate deposit accounts in 1993 shows that only a portion of savings, money market deposit and NOW accounts are rate-sensitive. Deposit balances have been distributed accordingly in the 0 to 5-year time bands. In accordance with the proposed Federal Reserve guidelines for risk-based capital standards which account for interest rate risk, no amounts related to such deposit accounts are placed beyond five years. A deficiency of rate-sensitive assets over rate-sensitive liabilities will generally result in increased net interest income during a period of falling interest rates and in decreased net interest income during a period of rising interest rates.

                                 UP TO     1-3      3-5        5-10
                                1 YEAR    YEARS    YEARS       YEARS    THEREAFTER   TOTAL
                               --------  -------   ------     -------   ----------   -----
  Interest sensitive assets:
  Federal funds sold           $ 11,000   $     -   $    -    $    -    $     -    $  11,000
  U. S. Government, U. S.
    agency and other bond
    obligations                140,080    345,323   374,435     33,287      377      893,502
  Mortgage-backedsecurities      5,370      7,596     8,612     20,664   24,114       66,356
  Residential Mortgageloans:
   Adjustable-rate loans       223,310     85,913       559          -       95      309,877
    Fixed-rate loan
      amortization              17,075     37,316    42,464    129,509  447,242      673,606
  Construction mortgage
   loans:
    Adjustable-rate loans          975        557         -          -        -        1,532
    Fixed-rate loan
      amortization                 151        337       390       1,261   10,394      12,533
  Homeequity loans              47,619          -        -           -         -      47,619
  Second mortgage loans          3,295      2,392     1,986       3,969    1,825      13,467
  Consumer loans                16,767      4,952     1,266       1,140        8      24,133
  Commercial loans:
   Adjustable-rate loans       194,947      7,791       280          -       202     203,220
    Fixed-rate loan
      amortization              19,081      7,208     1,825       3,488      931      32,533
  Commercial construction
  loans:
    Adjustable-rate loans        2,765          -         -          -         -       2,765
    Fixed-rate loan
      amortization               3,867          -         -          -         -       3,867
- --------------------------------------------------------------------------------------------
       Total                   686,302    499,385   431,817     193,318   485,188  2,296,010
- --------------------------------------------------------------------------------------------

Interest sensitive liabilities:

  Money market deposits        125,669    192,750   171,456           -         -    489,875
  Time certificates            802,381    236,088     7,240          40       288  1,046,037
  NOW                           20,038     79,954    63,595           -         -    163,587
  Other savings                135,115     96,511   154,419           -         -    386,045
- --------------------------------------------------------------------------------------------
       Total                 1,083,203    605,303   396,710          40       288  2,085,544
- --------------------------------------------------------------------------------------------
Excess (deficiency) of rate-
sensitive assets over rate-
 sensitive liabilities      $ (396,901) $(105,918) $ 35,107    $193,278  $484,900 $  210,466
- ---------------------------------------------------------------------------------------------

Cumulative excess (deficiency) of
 rate sensitive assets over rate
sensitive liabilities       $ (396,901) $(502,819) $(467,712) $(274,434) $210,466

Cumulative excess (deficiency)
 as a percentage of total
 assets                          (16.2)%   (20.5)%    (19.1)%     (11.2)%     8.6%



II.  INVESTMENT PORTFOLIO

A. The following table shows the aggregate market value for 1993 and book value for 1992 and 1991 of the major categories of securities available-for-sale for the years indicated:

(In Thousands)  At December 31,                  1993        1992        1991
- -------------------------------------------------------------------------------
Securities available-for-sale:
  U. S. Government obligations                 $438,079    $322,619    $146,647
  U. S. Agency obligations                       75,977      84,008     157,396
  Mortgage-backed securities                     41,220           -           -
  Marketable equity securities                   16,056           -           -
  Other equity securities                        12,031       8,970       7,723
  Other debt securities                           5,079
- -------------------------------------------------------------------------------
     Total securities held-for-sale            $588,442    $415,597    $311,766
- -------------------------------------------------------------------------------

     The following table shows the book value of the major categories of securities held-to-maturity for the years indicated:

(In Thousands)  At December 31,                  1993        1992        1991
- -------------------------------------------------------------------------------
Securities held-to-maturity:
  U. S. Government obligations                        -     $47,198           -
  U. S. Agency obligations                        2,575           -           -
  Corporate debt securities                     121,749     118,640     108,004
Other debt securities                           249,993     213,386     126,780
  Mortgage-backed securities                     25,136      37,646      11,992
  Marketable equity securities                        -      16,107      13,185
  -----------------------------------------------------------------------------
     Total securities held-to-maturity         $399,453    $432,977    $259,961
  -----------------------------------------------------------------------------

B. The following tables present the carrying value of debt securities available-for-sale and held-to-maturity at December 31, 1993 maturing within stated periods with the weighted average interest yield from securities falling within the range of maturities:

                                    Debt Securities Available-for-Sale
                     ----------------------------------------------------------
                        U. S.         U. S.     Mortgage-
                     Government     Agency      Backed    Other Debt
                     Obligations  Obligations  Securities  Securities     Total
                     ----------------------------------------------------------
(Dollars in Thousands)
Due in 1 year or less:
  Amount                $24,195     $12,193          $9      $1,000     $37,397
  Yield                     5.4%        5.8%        8.9%        6.0%        5.5%
Due from 1 to 5 years:
  Amount                403,539      47,725       1,682       3,005     455,951
  Yield                     5.6%        4.0%        8.8%        5.3%        5.5%
Due from 5 to 10 years:
  Amount                 10,345      16,059       4,236        1,000     31,640
  Yield                     5.0%        5.5%        8.0%        7.5%        5.7%
Due after 10 years:
  Amount                    -           -        35,293          74      35,367
  Yield                     -           -           6.9%       18.7%        6.9%
- --------------------------------------------------------------------------------

TOTAL:
  Amount               $438,079     $75,977     $41,220      $5,079    $560,355
  Yield                     5.6%        4.6%        7.1%        6.5%        5.6%
- --------------------------------------------------------------------------------


                                             Securities Held-to-Maturity
                                  ---------------------------------------------
                                     U. S.     Mortgage-
                                    Agency      Backed    Other Debt
                                  Obligations Securities  Securities     Total
                                  --------------------------------------------
(Dollars in Thousands)
Due in 1 year or less:
  Amount                            $            $         $100,642    $100,642
  Yield                                   -           -         6.5%        6.5%
Due from 1 to 5 years:
  Amount                                  -           -     266,489     266,489
  Yield                                   -           -         6.4%        6.4%
Due from 5 to 10 years:
  Amount                               2,575          -       4,308       6,883
  Yield                                 8.4%          -         9.1%        8.8%
Due after 10 years:
  Amount                                   -      25,136        303      25,439
  Yield                                    -         6.5%       8.0%        6.5%
- -------------------------------------------------------------------------------
TOTAL:
  Amount                              $2,575     $25,136    $371,742    $399,453
  Yield                                 8.4%        6.5%        6.5%        6.5%
- --------------------------------------------------------------------------------

Yields on securities shown above represent the annual coupon income, net of amortization and accretion, divided by the carrying value of securities.

C. The book and market values of other bonds and obligations of a single issuer exceeding 10% of stockholders' equity at December 31, 1993 were as follows:

                                                             Market
       Issuer                                 Book Value     Value
- --------------------------------------------------------------------

Ford Motor Company                              $34,200     $35,896
Sears Roebuck & Co.                              30,010      31,873



There were no other marketable securities from a single issuer, excluding the
U. S. Government or its agencies, exceeding 10% of stockholders' equity.


III. LOAN PORTFOLIO

A. The following table shows Bancorp's amount of loans by category as of the end of the reported period for the past five years ended December 31:

(In Thousands) December 31,    1993         1992       1991      1990      1989
- --------------------------------------------------------------------------------
Residential loans:
Residential real estate      983,483     $959,781   $817,145  $743,252  $740,535
Construction loans
 to individuals               23,622       18,782      4,982     5,605    10,695
- --------------------------------------------------------------------------------
                           1,007,105      978,563    822,127   748,857   751,230
Less:
Unadvanced loan proceeds      (9,557)      (7,272)    (2,253)   (1,970)   (4,977)
Deferred loan origination
 fees, net                    (5,598)      (5,057)    (5,805)   (6,704)   (6,722)
- --------------------------------------------------------------------------------
Total residential loans      991,950      966,234    814,069   740,183   739,531
- --------------------------------------------------------------------------------

Commercial Loans:
Real estate                  218,901      232,953    139,002    95,759    97,374
Construction                   9,284       19,048      7,339    33,826    54,720
- --------------------------------------------------------------------------------
                             228,185      252,001    146,341   129,585   152,094
- --------------------------------------------------------------------------------
Commercial and industrial     16,852       35,169      3,607     1,259     1,544
- --------------------------------------------------------------------------------
                             245,037      287,170    149,948   130,844   153,638
Less:
Unadvanced loan proceeds      (2,652)      (2,836)      (430)   (3,675)   (8,491)
Deferred loan origination
 fees, net                      (267)        (274)      (314)     (389)     (540)
- --------------------------------------------------------------------------------
Total commercial loans       242,118      284,060    149,204   126,780   144,607
- --------------------------------------------------------------------------------
Consumer:
Second mortgages and home
  equity lines of credit      61,086       71,832     48,405    37,921    32,518
Other consumer                24,133       32,912     21,328    21,938    24,420
- --------------------------------------------------------------------------------
Total consumer loans          85,219      104,744     69,733    59,859    56,938
- --------------------------------------------------------------------------------
Total loans                1,319,287    1,355,038  1,033,006   926,822   941,076
Less allowance for
 loan losses                 (29,596)     (34,588)   (16,988)   (9,391)   (6,260)
- --------------------------------------------------------------------------------
Loans, net                $1,289,691   $1,320,450 $1,016,018  $917,431  $934,816
- --------------------------------------------------------------------------------

Second mortgage and home equity lines of credit were reclassified from residential loans to consumer for the years prior to 1993 to conform to current classifications. The increases in total loans from December 31, 1990 to December 31, 1991 and December 31, 1991 to December 31, 1992 were primarily attributable to loans acquired as part of the acquisition of Sentry Savings Bank, FSB in 1991 and Attleboro Pawtucket Savings Bank in 1992.


B. The following table shows the maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1993:

                                        Maturity/Scheduled Payments
                              --------------------------------------------
                                 Within      One to      After
                               one year   five years  five years    Total
                              ---------   ----------- ----------  -------

                                              (In Thousands)
Loan Category
- -------------

Commercial/commercial
 real estate                    $60,879     $75,662     $99,212   $235,753
Real estate - construction        6,806       1,638      12,253     20,697
                                -------     -------    ---------  --------
                                $67,685     $77,300    $111,465   $256,450
                                -------     --------   ---------  --------

The following table shows the amounts, included in the table above, which are due after one year and which have fixed interest rates and adjustable rates:

                                               Total Due After One Year
                                         ---------------------------------
                                            Fixed     Adjustable
                                             Rate        Rate       Total
                                         -----------  ----------  ---------
                                                    (In Thousands)
Loan Category
- -------------
Commercial/commercial real estate          $13,452     $161,422   $174,874
Real estate - construction                  12,382        1,509     13,891
                                           -------     --------   --------
                                           $25,834     $162,931   $188,765
                                           -------     --------   --------



C.1.
Nonperforming assets.

(Dollars in Thousands)December 31, 1993      1992      1991     1990     1989
- -----------------------------------------------------------------------------

Nonaccrual loans                $15,470   $28,495   $26,376  $28,349   $8,771
Loans 90 days or more
  delinquent and still accruing       -         -         -        -        -

Troubled debt restructurings     $6,182   $10,064   $11,343   $9,491        -

Real estate acquired by
  foreclosure or
  substantively repossessed     $20,236   $25,834   $21,166  $14,677   $1,020

Percentage of nonaccrual
  loans to total loans              1.2%      2.1%      2.6%     3.1%     0.9%
Percentage of nonaccrual
  loans and real estate acquired
  by foreclosure or substantively
  repossessed to total assets       1.5%      2.3%      2.7%     3.5%     0.8%

Nonaccrual and restructured loans at December 31, 1993 had gross interest income of $1,254,000 and $352,000, respectively, that would have been recorded in 1993 if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination. The amount of interest income included in net income from nonaccrual and restructured loans at December 31, 1993 totaled $392,000 and $169,000, respectively, for the year then ended.

In-substance foreclosures totaling $2.4 million, $12.5 million, $10.0 million and $3.6 million at December 31,1993, 1992, 1991 and 1990, respectively, are included in real estate acquired by foreclosure or substantively repossessed. There were no in-substance foreclosures at December 31, 1989.

It is the Bank's general policy to place loans on nonaccrual status when either principal or interest has not been received within 90 days of the loan's contractual due date and, thereafter, to characterize such loans interchangeably as both "nonaccrual" and "nonperforming." Other loans are placed on nonaccrual when there exists serious doubt as to their collectibility.

C.2.
At December 31, 1993 no material loans were excluded from the nonperforming categories reflected above where serious doubts existed at the time as to the ability of borrowers to comply with contractual terms. Management is continuing to monitor developments in the Bank's market area and will provide for future loan losses as necessary.

C.3.
Bancorp does not have any loans outstanding to foreign countries.

C.4.
Bancorp did not have a concentration of loans at December 31, 1993 where concentration is defined as exceeding 10% of total loans, which are not otherwise disclosed as a category under Item III A.

The Bank's lending activities are conducted principally in Massachusetts and Rhode Island. The Bank grants single-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Bank are collateralized by real estate.

D.
Segregated Assets. As discussed in the Business Section above under the title "Acquisitions", the insured deposits and certain assets of Attleboro Pawtucket Savings Bank were acquired in 1992 from the FDIC. A key element of the APSB acquisition is the loss-sharing agreement with the FDIC. Under the agreement, the FDIC will, for a three-year period, absorb 80% of the net losses on all loans other than consumer loans. Because of this agreement, nonperforming assets covered by the agreement are classified as segregated assets and are shown on the consolidated balance sheets, net of allocated allowance for loan losses. Further information on segregated assets is contained in footnote 7 on page 53 of Bancorp's Annual Report to Stockholders attached as Exhibit 13 hereto.

There are no other interest-bearing assets that would require to be disclosed under Item III C.1. or C.2. as of December 31, 1993.


IV. SUMMARY OF LOAN LOSS EXPERIENCE

Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993 annexed as an exhibit hereto. The information required under IV.A. (Analysis of the Allowance for Loan Losses) for the five-year period ended December 31, 1993 is set forth on page 39 of such Annual Report and is incorporated herein by reference.

In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. The allowance is established, in part, as a result of an analysis of the risk elements of the various parts of the portfolio. The Bancorp's methodology for determining the adequacy of the allowance for loan losses is based on recurring evaluations of a number of factors, including the composition of the portfolio, historic loan loss experience for categories of loans, current and anticipated economic conditions, nonperforming loan levels and trends, specific credit reviews, and the results of regulatory examinations, as well as subjective factors. The review of the adequacy of the allowance for loan losses includes the general allowance on all loans in the loan portfolio based on percentages established for each loan category. The review also includes allocations applicable to nonaccrual loans or loans classified as substandard when the risk of loss is considered possible and overall loan performance indicates that an allowance is prudent. Nonaccrual and substandard loans are reviewed individually in order to determine whether an increase in the allowance for loan losses is necessary.

The provision for loan losses in 1993 was $3.3 million compared to $6.2 million for 1992. Net charge-offs in 1993 totaled $8.1 million. During 1993 the Bancorp experienced a substantial decrease in nonperforming loans. This, coupled with the overall decrease in the loan portfolio, allowed the Bancorp to reduce its provision for loan losses and still maintain asset-quality ratios that were strong.

Nonperforming loans decreased from $28.5 million at December 31, 1992 to $15.5 million at December 31, 1993, a 46% decrease. The commercial real estate component of nonperforming loans was reduced to $9.1 million at December 31, 1993, a decrease of 54% or $10.6 million from the same date last year. Nonperforming residential loans, which tend to have smaller balances and somewhat lower risk, also decreased by $2.1 million or 25% since December 31, 1992 and totaled $6.3 million at December 31, 1993.

The allowance for loan losses at December 31, 1993 represented 2.24% of total loans compared to 2.55% at the same date last year and 191% of nonaccrual loans compared to 121% for those same dates, respectively.

An analysis of the allocation of the allowance for loan losses is set forth on page 39 of the Annual Report to Stockholders for the year ended December 31, 1993 and is incorporated herein by reference. In 1993 management changed the method of allocation in order to better differentiate between the allocated and the unallocated portion of the allowance. Prior to 1993 the Company assigned all of the allowance, including an unallocated portion, to specific loan categories.

The provision for loan losses for 1992 totaled $6.2 million compared to $9.5 million for 1991. The provision in 1992 was necessary due to the increase in the level of nonperforming loans during 1992, which totaled $28.5 million at December 31, 1992 compared to $26.4 million at December 31, 1991, and net charge-offs of $4.9 million during 1992. The increase in nonperforming loans from December 31, 1991 to December 31, 1992 occurred in spite of additional foreclosures and transfers of loans to in-substance foreclosed status.

Increases in nonperforming loans occurred in all major categories. Nonperforming commercial real estate loans, residential real estate and consumer loans increased by $1.1 million, $908,000 and $294,000, respectively, while nonperforming commercial business loans decreased by $139,000. A significant factor in these increases relates to loans acquired as part of the Sentry and APSB acquisitions which have since become nonperforming. Loans which were acquired as part of the Sentry acquisition which have become nonperforming totaled $1.6 million and consumer loans not covered by the loss-sharing agreement with the FDIC from the APSB acquisition totaled $317,000. Allowances established at the time of the acquisitions reflect the increase in credit risk perceived in the acquired portfolios.

The allowance for loans losses at December 31, 1992 represented 2.55% of the total loan portfolio compared to 1.64% at December 31, 1991 and 121.4% of nonaccrual loans compared to 64.4% for those same dates. Due to the acquisition in 1992, $18.0 million was added to the allowance for loan losses as the initial allowance on the loans acquired.

The provision for loan losses for 1991 totaled $9.5 million compared to $10.7 million for 1990. The provision in 1991 was necessary due to the level of nonperforming loans during 1991, which totaled $26.4 million at December 31, 1991 compared to $28.3 million at December 31, 1990, and net charge-offs of $6.1 million during 1991. The decrease in nonperforming loans from December 31, 1990 to December 31, 1991 was the net result of charge-offs and the transfer of certain nonperforming loans to in-substance foreclosed status offset by loans becoming nonperforming in 1991. Nonperforming commercial real estate loans and residential real estate loans increased by $2.9 million and $374,000, respectively, while nonperforming commercial construction loans decreased by $4.6 million. The allowance for loans losses at December 31, 1991 represented 1.64% of the total loan portfolio and 64.4% of nonaccrual loans. Due to the acquisition in 1991, $4.2 million was added to the allowance for loan losses as the initial allowance on the loans acquired.

As a result of the increase in delinquent loans, nonperforming loans, and foreclosures that were experienced during 1990, the allowance was substantially increased during 1990. Nonperforming loans totaled $28.3 million at December 31, 1990 compared to $8.8 million at December 31, 1989. The largest increase in nonperforming loans occurred in the commercial real estate loan category due to the addition of $13.2 million of loans that were performing in accordance with contractual terms but were perceived to have a collateral weakness. Nonperforming residential real estate loans also increased to $7.1 million at December 31, 1990 from $3.7 million at December 31, 1989. Loans charged off during 1990 totaled $7.6 million compared to $265,000 during 1989.

The provision for loan losses for 1990 and 1989 totaled $10.7 and $4.4 million, respectively. The allowance represented 1.01% of the total loan portfolio and 33.1% of nonaccrual loans at December 31, 1990.

The allowance for loan losses was also substantially increased during 1989 due to the increase in nonperforming loans and foreclosures and in response to the recessionary economic conditions and depressed real estate markets. The allowance for loan losses of $6.3 million at December 31, 1989 represented .66% of the total loan portfolio and 71.4% of nonaccrual loans.

Net loan charge-offs during the year ended December 31, 1989 were $261,000 or .03% of average loans outstanding during 1989.

The percentage mix of outstanding loans to total loans for the five years ended December 31, follows:

                              1993    1992     1991     1990    1989
                              ----    ----     ----     ----    ----
Residential                   74.1%   70.5%    78.5%    79.5%   77.2%
Commercial real estate        16.6    17.2     13.5     10.3    11.2
Commercial                     1.3     2.6       .3       .1      .1
Consumer                       6.5     7.7      6.8      6.5     6.0
Commercial construction         .5     1.2       .6      3.2     4.9
Residential construction       1.0      .8       .3       .4      .6
                             -----   -----    -----    -----   -----
                             100.0%  100.0%   100.0%  100.0%   100.0%
                             -----   -----    -----   ------   -----



                               V. DEPOSITS


In the following table, the average amount of deposits and average rate is shown for each of the years indicated.

                            1993                 1992                  1991
                     -----------------    ------------------    ----------------
                     Average   Average    Average    Average    Average  Average
                     Balance     Rate     Balance      Rate     Balance   Rate
                     -----------------    ------------------    ----------------
(Dollars in Thousands)

NOW and super NOW    $160,738      2.2%    $123,742      3.2%   $73,785     5.2%
Demand (non-
 interest-bearing)     72,261        -       37,976        -     29,046       -
Money market          498,653      3.0      390,317      4.0    262,845     5.8
Regular and
 special notice       387,105      2.7      313,404      3.5    176,711     5.3
Certificates of
 deposit            1,027,617      4.4      856,824      5.4    709,197     7.0
                    ---------            ----------           ---------
                   $2,146,374            $1,722,263          $l,251,584
                    ---------            ----------          ----------

Bancorp has no foreign offices and no material deposits from outside of the United States.

As of December 31, 1993, Bancorp had no negotiable rate time certificates of deposit in amounts of $100,000.

As of December 31, 1993, six month and other time certificates of deposit in amounts of $100,000 or more had the following maturities:


                      Over       Over
         3 months    3 to 6    6 to 12    Over 12
          or less    months     months     months     Total
         --------------------------------------------------
                           (In Thousands)

         $27,160    $19,924    $18,267    $22,757    $88,108


                           VI. RETURN ON EQUITY AND ASSETS

The following table reflects the return on average assets, return on average equity, dividend payout ratio, and average equity to average assets ratio for each of the years in the three-year period ended
December 31.

                                     1993       1992       1991
                                     ----       ----       ----

Return on average assets             1.17%      1.42%       .88%
Return on average equity            11.91      12.88       6.42
Dividend payout ratio               31.90      25.77      42.38
Average equity to average
  assets ratio                       9.80      11.04      13.65


                          VII. SHORT-TERM BORROWINGS

During the years ended December 31, 1993, 1992 and 1991, Bancorp had no short-term borrowings


Item 2.    Properties

           The headquarters for Bancorp, as well as the main office for the Bank, are located at 174 Union Street, New Bedford, Massachusetts. The building is owned by the Bank. As of December 31, 1993, there were 51 additional offices, 34 of which were owned and 17 were under lease agreements. The offices are located in significant portions of southeastern Massachusetts, Cape Cod, and eastern Rhode Island.

The properties occupied by the Bancorp and the Bank are considered to be in good condition and adequate for the purposes for which they are used.

Item 3.    Legal Proceedings

           There are no material pending legal proceedings to which the Bancorp is a party or to which any of its properties is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.


                                    PART II


Item 5.  Market for Bancorp's Common Stock and Related Stockholder Matters

           Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993, attached as an exhibit hereto. The information set forth on page 66 of such Annual Report entitled "Common Stock" is incorporated herein by reference.

Item 6.    Selected Financial Data

           Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993, attached as an exhibit hereto. The information set forth on page 31 of such Annual Report entitled "Selected Consolidated Financial Data" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993, attached as an exhibit hereto. The information set forth on pages 32 through 41 of such Annual Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

           Reference is hereby made to Bancorp's Annual Report to Stockholders for the year ended December 31, 1993 attached as an exhibit hereto. The consolidated balance sheets at December 31, 1993 and 1992, and the consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993 and the related notes with the report thereon of KPMG Peat Marwick, independent auditors, as of and for the years ended December 31, 1993, 1992 and 1991, which appear on pages 42 through 65 of such Annual Report to Stockholders, are incorporated herein by reference. The unaudited quarterly financial data set forth on page 64 of such Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

           The information required by this Item appears under the headings "ELECTION OF A CLASS OF DIRECTORS (Item 1 on Proxy)" on pages 3 and 4, and "Executive Officers of the Company and the Bank" on page 6 of Bancorp's Definitive Proxy Statement dated March 30, 1994, which information is incorporated herein by reference.

Item 11.   Executive Compensation

           The information required by this Item appears under the heading "Compensation Committee Report on Executive Compensation" on pages 6 through 13 of Bancorp's Definitive Proxy Statement dated March 30, 1994, which information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The information required by this Item appears under the heading "ELECTION OF A CLASS OF DIRECTORS (Item 1 on Proxy)" appearing on pages 4 and 5 of Bancorp's Definitive Proxy Statement dated March 30, 1994, which information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

           The information required by this Item appears under the heading "Certain Relationships and Related Transactions" on pages 14 and 15 of Bancorp's Definitive Proxy Statement dated March 30, 1994, which information is incorporated herein by reference.


                                    PART IV


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1.     Financial Statements
           --------------------

                Included in Part II of this report, incorporated by reference from the Annual Report to Stockholders:

                Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 1993 and 1992

                Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1993

                Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1993

                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1993

                Notes to Consolidated Financial Statements

           2.  Financial Statement Schedules
               -----------------------------

                Schedules are omitted as they are either not material or not applicable.

           3.  Exhibits
               --------

                (3) Articles of Incorporation and By-laws:
                    -------------------------------------

                (i) The Certificate of Incorporation of Bancorp is incorporated by reference to Appendix C to Bancorp's Registration Statement, registration number 33-20219, filed with the Securities and Exchange Commission on February 19, 1988.

                (ii)  The By-laws of Bancorp are incorporated by reference to
                Exhibit 3.2 to Bancorp's Registration Statement, registration number 33-20219, on Form S-4.

                (4)  Instruments Defining the Rights of Security Holders
                     ---------------------------------------------------

                (a) The Certificate of Incorporation of Bancorp is incorporated by reference to Appendix C to Bancorp's Registration Statement, registration number 33-20219, filed with the Securities and Exchange Commission on February 19, 1988.


                (b)  The By-laws of Bancorp are incorporated by reference to
                     Exhibit 3.2 to Bancorp's Registration Statement, registration number 33-20219, on Form S-4.

                (c) Plan of Reorganization and Acquisition dated February 17, 1988 between Bancorp and the Bank is incorporated by reference to Appendix A to Bancorp's Registration Statement, registration number 33-20219 on Form S-4.

                (d) Bancorp's specimen certificate for shares of Common Stock is incorporated by reference to Exhibit 4(d) to Bancorp's 1988 Annual Report on Form 10-K.

                (e) Shareholder Rights Plan dated November 14, 1989 is incorporated by reference to Report on Form 8-K filing dated November 22, 1989.

                (10) Material Contracts
                     ------------------

                (a) Bancorp's Stock Option Plan is incorporated by reference to Appendix B to Bancorp's Registration Statement, registration number 33-28482, on Form S-8.

                (b) Taunton Savings Bank 1986 Incentive and Nonqualified Stock Option Plan is incorporated by reference to Appendix C to Bancorp's Registration Statement, registration number 33-28482 on Form S-8.

                (c) Amendment dated April 17, 1991 to the Employment Agreement between the Bancorp, the Bank, and Robert McCarter dated September 20, 1989 is incorporated by reference to Exhibit 10(c) to Bancorp's 1991 Annual Report on Form 10-K.

                (d) Employment Agreement between the Bancorp, the Bank, and Irving J. Goss dated December 22, 1992 incorporated by reference to Exhibit 10(l) to Bancorp's 1992 Annual Report on Form 10-K.

                (e) Amendment dated April 17, 1991 to the Executive Supplemental Retirement Agreement between the Bank and Robert McCarter dated September 4, 1986 is incorporated by reference to Exhibit 10(e) to Bancorp's 1991 Annual Report on Form 10-K.

                (f) Special Termination Agreement between the Bancorp, the Bank, and Robert McCarter dated October 31, 1989 is incorporated by reference to Exhibit 10(f) to Bancorp's 1989 Annual Report on Form 10-K.

                (g) Special Termination Agreement between the the Bank and Frederick D. Healey dated October 31, 1993 is attached as
                     Exhibit 10(n) to this Annual Report on Form 10-K.

                (h)  Special Termination Agreement between the Bank and Paul
                     A. Lamoureux dated October 31, 1989 is incorporated by reference to Exhibit 10(h) to Bancorp's 1989 Annual Report on Form 10-K.

                (i) Special Termination Agreement between Bancorp, the Bank, and George J. Charette III dated October 31, 1989 is incorporated by reference to Exhibit 10(i) to Bancorp's 1989 Annual Report on Form 10-K.

                (j)  Special Termination Agreement between the Bank and Gayle
                     A. Johnston dated October 31, 1989 is incorporated by reference to Exhibit 10(j) to Bancorp's 1989 Annual Report on Form 10-K.

                (k) Special Termination Agreement between the Bank and William A. Flaherty dated October 31, 1989 is incorporated by reference to Exhibit 10(k) to Bancorp's 1989 Annual Report on Form 10-K.

                (l) Special Termination Agreement between Bancorp, the Bank, and Irving J. Goss dated December 22, 1992 incorporated by reference to Exhibit 10(m) to Bancorp's 1992 Annual Report on Form 10-K.

                (m) Purchase and Assumption Agreement between the Resolution Trust Corporation and the Bank dated July 26, 1991 is incorporated by reference to Exhibit 2.1 to Bancorp's Current Report on Form 8-K dated August 9, 1991.

                (n) Purchase and Assumption Agreement between the Federal Deposit Insurance Corporation and the Bank dated August 21, 1992 is incorporated by reference to Exhibit 2.1 to Bancorp's Current Report on Form 8-K dated September 4, 1992.

                (o) Agreement and Plan of Merger dated November 23, 1987 between the Bank and Taunton Savings Bank is incorporated by reference to Exhibit 10.11 to Bancorp's Registration Statement, registration number 33-20219, on Form S-4.

                (p) Agreement for the Purchase and Sale of Assets and Assumption of Liabilities between the Bank and the First National Bank of Boston is incorporated by reference to Bancorp's Registration Statement, registration number 33-20219, on Form S-4.

                (q) Salary Incentive Plan: A written description thereof is incorporated by reference to the Section headed "Performance Cash Incentive Plan" on pages 7 and 8 of Bancorp's Definitive Proxy Statement dated March 30, 1994.

              (11)   Computation of Per Share Earnings:  Computation of
                     ----------------------------------
                     primary and fully diluted earnings per share is attached hereto as Exhibit 11 to this Annual Report on Form 10-K.

              (12)   Statement re Computation of Ratios:  Not applicable, as
                     -----------------------------------
                     Bancorp does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

              (13)   Annual Report to Security Holders:  The Bancorp's 1993
                     ----------------------------------
                     Annual Report to Stockholders is attached hereto as
                     Exhibit 13 to this Annual Report on Form 10-K.

              (16)   Letter re Change in Certifying Accountant:  None.
                     ------------------------------------------

                (18) Letter re Change in Accounting Principles:  Not
                     ------------------------------------------
                     applicable.

                (19)  Previously Unfiled Documents:  None.
                      -----------------------------

                (21) Subsidiaries of Registrant:  A list of the subsidiaries
                     --------------------------
                     of the Registrant is attached hereto as Exhibit 21 to this Annual Report on Form 10-K.

                (23) Consents of Experts and Counsel:
                     --------------------------------

                     (b) Consent of KPMG Peat Marwick.

(b)      Reports on Form 8-K:
         --------------------

                None

(c)      Index to Exhibits
         -----------------

                Upon request directed to: NBB Bancorp, Inc., Stockholder Relations, Post Office Box 5000, New Bedford, Massachusetts 02742-5000, copies of the individual exhibits to this Annual Report on Form 10-K will be furnished upon payment of a reasonable fee.

                Exhibit 10(n)  Special Termination Agreement
                Exhibit 11     Computation of Per Share Earnings
                Exhibit 13     Annual Report to Security Holders
                Exhibit 21     Subsidiaries of Registrant
                Exhibit 23(b)  Consent of KPMG Peat Marwick re registration


                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NBB BANCORP, INC.



Date:  March 16, 1994            /s/ Robert McCarter
                                 -----------------------------------
                                 Robert McCarter, President,
                                 Chief Executive Office and
                                 Chairman of the Board


Date:  March 16, 1994            /s/ Irving J. Goss
                                 -----------------------------------
                                 Irving J. Goss, Senior Vice
                                 President, CFO and Treasurer
                                 (Principal Financial and Accounting Officer)


Date:  March 16, 1994            /s/ Alan Ades
                                 -----------------------------------
                                 Alan Ades, Director


Date:  March 16, 1994            /s/ Maurice F. Downey
                                 -----------------------------------
                                 Maurice F. Downey, Director


Date:  March 16, 1994            /s/John K. Stanton
                                 -----------------------------------
                                 John K. Stanton, Director


Date:  March 16, 1994            /s/Charles T.Toomey
                                 -----------------------------------
                                 Charles T. Toomey, Director


Date:  March 16, 1994            /s/Clifford H. Tuttle, Jr.
                                 -----------------------------------
                                 Clifford H. Tuttle, Jr., Director

Exhibit 10(n)
- -------------
                         SPECIAL TERMINATION AGREEMENT
                         -----------------------------


      AGREEMENT made as of the 31st day of October 1993 between and among NBB Bancorp, Inc., a Delaware corporation (the "Company") and its subsidiary, New Bedford Institution for Savings, a Massachusetts savings bank with its main office in New Bedford, Massachusetts (the "Bank") (the Bank and the Company shall be hereinafter collectively referred to as the "Employers") and Frederick D. Healey, an individual presently serving in the position of Senior Vice President of the Bank (the "Executive").

      WHEREAS, the Employers wish to provide the Executive with certain severance benefits under certain conditions as set forth herein.

      NOW, THEREFORE, in consideration of services performed and to be performed in the future as well as of the mutual promises and covenants herein contained, it is agreed as follows:

      1.Purpose.  In order to allow the Executive to consider the prospect of
        -------
a Change in Control (as defined in Section 2) in an objective manner and in consideration of the services rendered and to be rendered by the Executive to the Employers and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the Employers, the Employers are willing to provide, subject to the terms of this Agreement, certain severance benefits to protect the Executive from the consequences of a Terminating Event (as defined in Section 3) occurring subsequent to a Change in Control.

      2.Change in Control.  A "Change in Control" shall be deemed to have
        -----------------
occurred in any of the following events:

      (i) if there has occurred a change in control which the Company would be required to report in response to Item 6(e) of Schedule 14A of the Rules and Regulations of the Securities and Exchange Commission promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), or, if such regulation is no longer in effect, any regulations promulgated by the Securities and Exchange Commission pursuant to the 1934 Act which are intended to serve similar purposes; or

      (ii) when any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the 1934 Act) becomes a "beneficial owner" (as such term is defined in Rule 13d-3 promulgated under the 1934 Act), directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the total number of votes that may be cast for the election of directors of the Company or the Bank (other than in the case of the Bank, the Company's ownership of the capital stock of the Bank); or

      (iii) during any period of thirty consecutive months (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board of Directors of the Company, and any new director whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason, including without limitation as a result of a tender offer, proxy contest, merger or similar transaction, to constitute at least a majority of the Board of Directors of the Company; or

      (iv) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

      (v) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

      3.Terminating Event.  A "Terminating Event" shall mean
        -----------------

      (a) termination by either of the Employers of the employment of the Executive with either of the Employers for any reason, other than (i) death,
(ii) deliberate dishonesty of the Executive with respect to either of the Employers or any subsidiary or affiliate thereof, or (iii) conviction of the Executive of a crime involving moral turpitude, or

      (b) resignation of the Executive from the employ of either of the Employers, subsequent to the occurrence of any of the following events:

      (i) a significant change in the nature or scope of the Executive's responsibilities, authorities, powers, functions or duties from the responsibilities, authorities, powers, functions or duties exercised by the Executive immediately prior to the Change in Control; or

      (ii) a determination by the Executive that, as a result of a Change in Control, he is unable to exercise the responsibilities, authorities, powers, functions or duties exercised by the Executive immediately prior to such Change in Control; or

      (iii) a reduction in the Executive's annual base salary as in effect on the date hereof or as the same may be increased from time to time; or

      (iv) the relocation of either of the Employers' offices at which the Executive is principally employed immediately prior to the date of the Change in Control to a location more than 25 miles from New Bedford, Massachusetts, or either of the Employers' requiring the Executive to be based anywhere other than the Employers' offices at such location; or

      (v) the failure by either of the Employers to pay to the Executive any portion of his current compensation or to pay to the Executive any portion of an installment of deferred compensation under any deferred compensation program of either of the Employers within seven (7) days of the date such compensation is due; or

      (vi) the failure by either of the Employers to continue in effect any material compensation, incentive, bonus or benefit plan in which the Executive participates immediately prior to the Change in Control, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by either of the Employers to continue the Executive's participation therein (or in such substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the Executive's participation relative to other participants, as existed at the time of the Change in Control; or

      (vii) the failure by either of the Employers to continue to provide the Executive with benefits substantially similar to those available to the Executive under any of either of the Employers' life insurance, medical, health and accident, or disability plans or any other material benefit plans in which the Executive was participating at the time of the Change in Control, the taking of any action by either of the Employers which would directly or indirectly materially reduce any of such benefits, or the failure by either of the Employers to provide the Executive with the number of paid vacation days to which the Executive is entitled on the basis of years of service with either of the Employers in accordance with their normal vacation policy in effect at the time of the Change in Control; or

      (viii) the failure of the Employers to obtain a satisfactory agreement from any successor to assume and agree to perform this Agreement.

      4.    Severance Payment.  Subject to the provisions of Section 5 below,
            -----------------
in the event a Terminating Event occurs within three (3) years after a Change in Control, the Employers shall pay to the Executive an aggregate amount equal to (x) three times the "base amount" (as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code")) applicable to the Executive, less (y) One Dollar ($1.00), payable in one lump-sum payment on the date of such termination or resignation.

      5.    Limitation on Benefits.
            ----------------------

            (a) It is the intention of the Executive and of the Employers that no payments by the Employers to or for the benefit of the Executive under this Agreement when combined with any other payments under any other agreement or plan pursuant to which the Executive is entitled to receive payments or benefits shall be non-deductible to either Employer which is to pay such amount by reason of the operation of Section 280G of the Code or any successor provision relating to parachute payments. Accordingly, and notwithstanding any other provision of this Agreement or any such agreement or plan, if by reason of the operation of said Section 280G, any such payments exceed the amount which can be deducted by either Employer, the payments made pursuant to this Agreement shall be reduced to the maximum amount which can be deducted by the Employers. To the extent that payments exceeding such maximum deductible amount have been made pursuant to this Agreement to or for the benefit of the Executive, such excess payments shall be refunded to the Employers with interest thereon at the applicable Federal Rate determined under Section 1274(d) of the Code, compounded annually, or at such other rate as may be required in order that no such payments shall be non-deductible to the Employers by reason of the operation of said Section 280G. To the extent that there is more than one method of reducing the payments to bring them within the limitations of said Section 280G, the Executive shall determine which method shall be followed, provided that if the Executive fails to make such determination within forty-five days after the Employers have sent the Executive written notice of the need for such reduction, the Employers may determine the method of such reduction in its sole discretion.

            (b) If any dispute between the Employers and the Executive as to any of the amounts to be determined under this Section 5, or the method of calculating such amounts, cannot be resolved by the Employers and the Executive, either the Employers or the Executive after giving three days' written notice to the other, may refer the dispute to a partner in the Boston office of a firm of independent certified public accountants selected jointly by the Employers and the Executive. The determination of such partner as to the amount to be determined under Section 5(a) and the method of calculating such amounts shall be final and binding on both the Employers and the Executive. The Employers shall pay, as they are incurred, the costs of any such determination.

      6.    Employment Status.  This Agreement is not an agreement for the
            -----------------
employment of the Executive and shall confer no rights on the Executive except as herein expressly provided.

      7.    Term.  This Agreement shall take effect on the day first above
            ----
written, and shall terminate upon the earlier of (a) the termination by the Employers of the employment of the Executive because of death, deliberate dishonesty of the Executive with respect to either of the Employers or any subsidiary or affiliate thereof, or conviction of the Executive of a crime involving moral turpitude, (b) the resignation or termination of the Executive for any reason prior to a Change in Control, or (c) the resignation of the Executive after a Change in Control for any reason other than the occurrence of any of the events enumerated in Section 3(b)(i)-(viii) of this Agreement.

      8.    Withholding.  All payments made by either of the Employers under
            -----------
this Agreement shall be net of any tax or other amounts required to be withheld by either of the Employers under applicable law.

      9.    Arbitration of Disputes.  Any controversy or claim arising out of
            -----------------------
or relating to this Agreement or the breach thereof shall be settled by arbitration in accordance with the laws of the Commonwealth of Massachusetts by three arbitrators, one of whom shall be appointed by the Employers, one by the Executive and the third by the first two arbitrators. If the first two arbitrators cannot agree on the appointment of a third arbitrator, then the third arbitrator shall be appointed by the American Arbitration Association in the City of Boston. Such arbitration shall be conducted in the City of Boston in accordance with the rules of the American Arbitration Association, except with respect to the selection of arbitrators which shall be as provided in this Section 9. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. In the event that it shall be necessary or desirable for the Executive to retain legal counsel and/or incur other costs and expenses in connection with the enforcement of any or all of the Executive's rights under this Agreement, the Employers shall pay, as they are incurred, the Executive's reasonable attorneys' fees and other reasonable costs and expenses in connection with the enforcement of said rights (including the enforcement of any arbitration award in court) regardless of the final outcome, unless and to the extent the arbitrators shall determine that under the circumstances recovery by the Executive of all or a part of any such fees and costs and expenses would be unjust. This arbitration provision shall not be used for matters of the type referred to in
Section 5(b), except to settle the selection of the accounting partner described in said Section in the event that the Employers and the Executive cannot agree on the selection.

   10.      Assignment.  Neither the Employers nor the Executive may make any
            ----------
assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other party. This Agreement shall inure to the benefit of and be binding upon the Employers and the Executive, their respective successors, executors, administrators, heirs and permitted assigns. In the event of the Executive's death prior to the payment by the Employers of all payments due to the Executive under this Agreement, the Employers shall make such payments to the Executive's beneficiary designated in writing to the Employers prior to his death (or to his estate, if the Executive fails to make such designation).

   11.      Enforceability.  If any portion or provision of this Agreement
            --------------
shall to any extent be declared illegal or unenforceable by a court of competent jurisdiction, then the remainder of this Agreement, or the application of such portion or provision in circumstances other than those as to which it is so declared illegal or unenforceable, shall not be affected thereby, and each portion and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

   12.      Waiver.  No waiver of any provision hereof shall be effective
            ------
unless made in writing and signed by the waiving party. The failure of any party to require the performance of any term or obligation of this Agreement, or the waiver by any party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.

   13.      Notices.  Any notices, requests, demands and other communications
            -------
provided for by this Agreement shall be sufficient if in writing and delivered in person or sent by registered or certified mail, postage prepaid, to the Executive at the last address the Executive has filed in writing with the Employers or, in the case of the Bank, at its main office, attention of the Clerk or, in the case of the Company, at its main office, attention of the Secretary.

   14.      Election of Remedies.  An election by the Executive to resign
            --------------------
after a Change in Control under the provisions of this Agreement shall not constitute a breach by the Executive of any employment agreement between the Employers and the Executive or a breach of any of the Executive's obligations as an employee of the Employers. Nothing in this Agreement shall be construed to limit the rights of the Executive under any employment agreement he may then have with the Employers.

   15.      Amendment.  This Agreement may be amended or modified only by a
            ---------
written instrument signed by the Executive and by a duly authorized representative of each of the Employers.

   16.      Allocation of Obligations Between Employers.  The obligations of
            -------------------------------------------
the Employers under this Agreement are intended to be the joint and several obligations of the Bank and the Company and the Employers shall, as between themselves, allocate these obligations in a manner agreed upon by them.

   17.      Governing Law.  This is a Massachusetts contract and shall be
            -------------
construed under and be governed in all respects by the laws of the Commonwealth of Massachusetts.

   18.      Special Provisions Relating to Regulatory Matters.
            --------------------------------------------------
Notwithstanding anything to the contrary elsewhere herein contained:

            (a) If the Executive is suspended and/or temporarily prohibited from participating in the conduct of the Bank's affairs by a notice served under Section 8(e)(3) of the Federal Deposit Insurance Act or Section 12A of Chapter 167 of the Massachusetts General Laws, the Employers' obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may in its discretion (i) pay the Executive all or part of the compensation withheld while its contract obligations were suspended and
(ii) reinstate (in whole or in part) any of its obligations which were suspended.

            (b) If the Executive is removed and/or permanently prohibited from participating in the conduct of the Bank's affairs by an order issued under Section 8(e)(1) or (2) of the Federal Deposit Insurance Act and/or
Section 12 of Chapter 167 of the Massachusetts General Laws, all obligations of the Employers under this Agreement shall terminate as of the effective date of the order.

            (c)  All obligations under this Agreement shall be terminated,
(i) in the event that the Federal Deposit Insurance Corporation (the "FDIC") is appointed as a conservator or receiver of the Bank pursuant to the provisions of Section 11 of the Federal Deposit Insurance Act, as amended, or
(ii) in the event that the Commissioner of Banks, Commonwealth of Massachusetts, takes possession of the Bank under the provisions of Section 22 of Massachusetts General Laws, Chapter 167.

            (d) No payments will be made under this Agreement if such payments are prohibited by the FDIC either by regulation or order. To the extent that the Bank is prohibited from paying the amounts but the Holding Company would be able to pay, the payments will be made by the Holding Company.

      IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Employers, by their duly authorized officers, and by the Executive, as of the date first above written.


ATTEST:                          NBB BANCORP, INC.



/s/ CAROL E. CORREIA             By: /s/ ROBERT McCARTER
- ---------------------------         -------------------------------
Carol E. Correia, Secretary
                                 Title:CHAIRMAN, PRESIDENT, AND CEO
                                       ----------------------------



ATTEST:                          NEW BEDFORD INSTITUTION FOR
                                   SAVINGS



/s/ CAROL E. CORREIA             By: /s/ ROBERT McCARTER
- --------------------------          -------------------------------
Carol E. Correia, Clerk
                                 Title:CHAIRMAN, PRESIDENT, AND CEO
                                       ----------------------------


WITNESS:


/s/ IRVING J. GOSS               /s/ IRVING J. GOSS
- --------------------------       ----------------------------------

Exhibit 11
- ----------


          COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
                     For the Year Ended December 31, 1993
                (Dollars in thousands except per share amounts)


The information below is presented to comply with Regulation S-K Item 601. The computation is not used or required in the consolidated statements of income as its dilutive effect on simple earnings per share is less than 3%.

                                            Primary EPS Fully Diluted EPS
                                            ----------- -----------------
Weighted average shares                       8,615,399      8,615,399
Common Stock Equivalents (CSE)
 Stock options                                  142,753        142,753
                                             ----------     ----------
Primary weighted average shares               8,758,152      8,758,152
                                             ----------
Additional CSE                                                  20,656
                                                            ----------
Fully diluted weighted average shares                        8,778,808
                                                            ----------

Net Income                                  $    28,092    $    28,092
                                             ----------     ----------

Earnings Per Share                          $      3.21    $      3.20
                                             ----------     ----------

Exhibit 21   Subsidiaries of Bancorp
- ----------   -----------------------

Bancorp has one subsidiary, New Bedford Institution for Savings, which is incorporated in the Commonwealth of Massachusetts. New Bedford Institution for Savings is the name under which the subsidiary does business.

Exhibit 23(b)
- -------------











To the Board of Directors and
Stockholders of NBB Bancorp, Inc.:




We consent to the incorporation by reference in the registration statement (No. 33-28482) on Form S-8 of NBB Bancorp, Inc. of our report dated January 19, 1994, relating to the consolidated balance sheets of NBB Bancorp, Inc. and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, which report is incorporated by reference in the December 31, 1993 annual report on Form 10-K of NBB Bancorp, Inc.




KPMG PEAT MARWICK




Providence, Rhode Island
March 23, 1994

Exhibit 13

Selected Consolidated Financial Data

The following consolidated financial information for Bancorp does not purport to be complete and is qualified in its entirety by the more detailed information contained elsewhere herein.


(In Thousands) December 31,                                            1993       1992(1)       1991(2)          1990          1989
BALANCE SHEET DATA:
Loans, net of unadvanced funds and deferred fees:

Mortgage                                                        $   991,950   $   966,234   $   814,069   $   740,183   $   739,531
Commercial                                                          242,118       284,060       149,204       126,780       144,607
Consumer                                                             85,219       104,744        69,733        59,859        56,938
- ------------------------------------------------------------------------------------------------------------------------------------
Total loans                                                       1,319,287     1,355,038     1,033,006       926,822       941,076
Allowance for loan losses                                            29,596        34,588        16,988         9,391         6,260
- ------------------------------------------------------------------------------------------------------------------------------------
Loans, net                                                        1,289,691     1,320,450     1,016,018       917,431       934,816
Investments                                                         998,895       865,836       592,016       229,262       190,389
Other real estate owned                                              21,236        28,333        23,953        18,207         5,789
Goodwill, core deposit and other intangibles                         15,451        18,622        15,978        14,753        16,147
Total assets                                                      2,450,736     2,348,553     1,741,939     1,230,334     1,203,132
- ------------------------------------------------------------------------------------------------------------------------------------
Deposits                                                          2,169,256     2,094,611     1,513,071     1,017,252       964,076
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                                254,950       227,794       206,373       197,959       214,053
- ------------------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                                  1993          1992          1991          1990          1989
Operating Data:
Interest and dividend income                                    $   170,344   $   151,340   $   126,994   $   112,300   $   110,173
Interest expense                                                     73,733        76,595        78,568        72,553        69,001
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                  96,611        74,745        48,426        39,747        41,172
Provision for loan losses                                             3,300         6,215         9,496        10,659         4,385
Gain on sales of securities, net                                      3,859         5,377         9,647         1,594         1,833
Non-interest income                                                   7,469         5,184         4,025         2,152         2,278
Operating expenses                                                   48,962        36,220        25,501        21,018        20,320
Provisions/write-down of OREO                                         3,685           977         3,754         3,999           847
Other real estate owned expense                                       1,614           619           955           179            19
Equity in loss (income) of unconsolidated subsidiary                   (519)          211            86           170          --
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           50,897        41,064        22,306         7,468        19,712
Provision for income taxes                                           22,805        18,136         9,415         5,155         8,025
Change in accounting principle                                         --           5,000          --            --            --
- ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $    28,092   $    27,928   $    12,891   $     2,313   $    11,687
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings per share-- operations                                       $3.26         $2.68         $1.51         $0.26         $1.24
Earnings per share-- net income                                        3.26          3.26          0.51          0.26          1.24
Dividends declared per share                                           1.04          0.84          0.64          0.92          0.89
- ------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS AND OTHER DATA:
Return on average assets                                               1.17%         1.42%         0.88%         0.19%         1.00%
Return on average equity                                              11.91         12.88          6.42          1.11          5.48
Equity to assets ratio at year-end                                    10.40          9.70         11.85         16.09         17.79
Interest rate spread                                                   3.92          3.63          2.86          2.42          2.60
Net interest margin                                                    4.24          4.03          3.53          3.47          3.75
Operating expenses to average assets                                   2.03          1.84          1.73          1.73          1.74
Dividend payout ratio                                                 31.90         25.77         42.38        353.85         71.77

Book value per share-- excluding SFASNo. 115                         $28.67        $26.52        $24.11        $23.13        $22.69
Book value per share-- including SFASNo. 115                          29.45         26.52         24.11         23.13         22.69
- ------------------------------------------------------------------------------------------------------------------------------------

- --------------
(1) Reflects the acquisition of deposits and certain assets from the Federal Deposit Insurance Corporation during 1992.
(2) Reflects the acquisition of deposits and certain assets from the Resolution Trust Corporation during 1991.


                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                                    OVERVIEW

Income from operations in 1993 was $28.1 million, 23% greater than the $22.9 million earned in 1992. The significant increase in operating results was due primarily to the combination of a low interest rate environment, a reflection of the low inflation rate and the slow economic recovery, the reduction in nonperforming loans and overall improvement in asset quality. In the first quarter of 1992, the Company recognized a nonrecurring after- tax gain of $5.0 million from the implementation of Statement of Financial Accounting Standards
(SFAS)No. 109 which resulted in net income of $27.9 million that year. Income from operations and net income were the same in 1993.

The net interest margin in 1993 was 4.24%, a 21 basis point increase from 1992. At the same time, average earning assets increased $426 million, reflecting the full year impact of the acquisition of the Attleboro Pawtucket Savings Bank
(APSB) in August of 1992.

Provisions for loan losses were reduced from $6.2 million in 1992 to $3.3 million in 1993 due to improved asset quality, as evidenced by a 35% decrease in nonperforming assets during the year.

Non-interest income, which also reflected the impact of the APSB acquisition for a full year, increased from $10.6 million to $11.3 million, despite a decrease of $1.5 million in securities gains.

Operating expenses were significantly higher as a result of the larger branch network and certain nonrecurring expenses associated with the acquisition, such as branch consolidations and centralization of several services and functions.

OREO expense increased by $3.7 million due to increased sales efforts to reduce the amount and number of properties held and the continuing weakness in the southeastern New England real estate market.

During 1993, Data Management Systems, Inc. (DMS), a 45% owned subsidiary of NBIS, sold the item processing portion of its business, which resulted in an after-tax gain of $540 thousand in NBB's 1993 earnings.

                        Attleboro Pawtucket Acquisition

In August 1992, NBIS acquired the insured deposits and certain assets of APSB from the FDIC. The acquisition was a significant event for the corporation, both in terms of size and geographic expansion. Total assets grew by 35% and branch offices by 50%, including the first NBIS offices in Rhode Island. Because the former APSB was owned for less than five months in 1992, the acquisition will have a significant impact on comparisons between 1992 and 1993. A key element of the APSB acquisition is the loss-sharing agreement with the FDIC. Under the agreement, the FDIC will, for a three-year period, absorb 80% of the net losses on all loans other than consumer loans. Because of this agreement, nonperforming assets covered by the agreement are classified as segregated assets and are shown on the consolidated balance sheets, net of allocated allowance for loan losses. Further information on this acquisition is contained in footnote 7 on page 53. Sections below on Asset Quality and Segregated Assets provide further information on the risk elements of the acquired portfolio.

                              Net Interest Income

Net interest income is the difference between interest and fees earned on the Bank's loan and investment portfolios and the interest paid on deposits and borrowed funds. The following discussion, and all related data, is presented on a fully taxable equivalent basis (FTE), which presents interest income on tax-exempt loans and securities as if they were taxed at statutory rates.

An increase of $21.9 million in net interest income, 29% above 1992's level, was due to an acquisition-related increase of $426 million in average earning assets and a net interest margin that was 21 basis points above the previous year. The increase in the margin was the result of greater spreads, as the Bank's large base of core deposits repriced more quickly in the falling rate environment of 1993 than did the fixed rate mortgages that are a substantial part of the Bank's portfolio. The Bank continued in 1993 to closely monitor its deposit pricing and aggressively reduce costs, consistent with the rate environment and the need to remain competitive. The Bank's strategy of retaining mortgage loans in its portfolio and its large base of core deposits result in an interest rate sensitivity GAP in which interest-sensitive liabilities exceed interest-sensitive assets by approximately 16% within a one-year time horizon. This resulted in a favorable impact on net interest income in the rate environment experienced in 1993, but contains some risk in a rising rate environment. A discussion of asset/liability management follows under the Financial Condition section.

In analyzing the net interest margin, another important factor is the change in the balance sheet mix. The ratio of loans to total earning assets has been impacted by a number of circumstances in recent years, including the severity of the recession in southeastern New England which has hampered loan growth. However, NBIS' ratio has also been affected by acquisitions. In particular, the nature of the loss-sharing agreement with the FDIC is such that there is a natural attrition of loans, either to segregated assets in the case of nonperforming loans, or out of NBIS in the case of loans that mature and are not renewed for reasons of risk control or avoiding industry concentrations. As a result, the ratio of loans to earning assets averaged 58% in 1993 compared to 62% in 1992. While disappointing, the rate of decrease in the ratio of average loans had slowed since 1991 when the average was 71%. This change in the balance sheet mix, combined with the relatively short-term maturity and duration of the securities portfolio results in lower average yields on earning assets than would have been achieved if there had been a greater concentration of loans.

The following table presents an analysis of average balances of interest-earning assets and interest-bearing liabilities, income and yields earned, and interest and rates paid:

- --------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                  1993                           1992                           1991
(Dollars In Thousands)                Interest                       Interest                       Interest
                         Average        Earned  Yield/     Average     Earned Yield/      Average     Earned       Yield/
                         Balance       or Paid    Rate     Balance    or Paid   Rate      Balance    or Paid         Rate
Assets
Interest-earning assets:
Loans (1)            $ 1,332,974   $   113,184   8.49%  $1,144,565   $105,074   9.18%  $  979,805   $ 97,247         9.93%
Securities               932,352        56,693   6.08      692,854     45,682   6.59      356,686     27,774         7.79
Federal funds
sold and
overnight deposits        15,378           467   3.04       17,051        584   3.43       35,793      1,973         5.51
- ----------------------------------------------         ----------------------          ---------------------
Total interest-
earning assets         2,280,704       170,344   7.47    1,854,470    151,340   8.16    1,372,284    126,994         9.25
                                     ---------                       --------                       --------
Allowance for
loan losses              (33,133)                          (21,588)                       (10,087)
Noninterest-
earning assets           160,061                           131,555                        109,942
- --------------------------------                       -----------                     ----------
Total assets         $ 2,407,632                       $ 1,964,437                     $1,472,139
================================                       ===========                     ==========

Liabilities and Stockholders' Equity
Interest-bearing liabilities:
Savings
deposits(2)          $ 1,052,096        28,836   2.74  $   831,864     30,785   3.70   $  518,782     28,580         5.51
Time certificates
of deposit             1,027,617        44,897   4.37      856,824     45,803   5.35      709,197     49,960         7.04
Long-term debt               236          --      --           519          7   1.35          825         28         3.39
- ----------------------------------------------         ----------------------          ---------------------
Total interest-
bearing
liabilities            2,079,949        73,733   3.55    1,689,207     76,595   4.53    1,228,804     78,568         6.39
                                    ----------                       --------                       --------
Noninterest-
bearing liabilities       91,817                            58,351                         42,432
- --------------------------------                       -----------                     ----------
Total liabilities      2,171,766                         1,747,558                      1,271,236
Stockholders'
equity                   235,866                           216,879                        200,903
- --------------------------------                       -----------                     ----------
Total liabilities and
stockholders'
equity               $ 2,407,632                       $ 1,964,437                     $1,472,139
================================                       ===========                     ==========
Net interest income                $    96,611                     $   74,745                     $   48,426
================================   ===========                     ==========                     ==========
Interest rate spread(3)                          3.92%                          3.63%                                2.86%
Net interest margin(4)                           4.24%                          4.03%                                3.53%

Notes on following page.

(1) Nonaccrual loans are included in the average loan balances. The variances due to rate in the table below include the effect of such loans because no interest or less than contractual rates are earned on such loans.
(2) Includes mortgagors' escrow payments.
(3) Represents the weighted average yield on all interest-earning assets during the period less the weighted average rate paid on all interest-bearing liabilities.
(4) Determined by dividing net interest income by total interest-earning assets.

                              Rate/Volume Analysis

The following table shows the change in interest and dividend income, and interest expense, for each major category of interest-earning assets and interest-bearing liabilities. The amount of the change due to volume and rate has been allocated proportionately to volume and rate for the years indicated.

- ------------------------------------------------------------------------------------------------------------------------------------
(In Thousands) Years Ended December 31,                        1993 Compared to 1992                     1992 Compared to 1991
                                                      Increase      Increase                   Increase      Increase
                                                    (Decrease)    (Decrease)                 (Decrease)    (Decrease)
                                                        Due to        Due to                     Due to        Due to
                                                        Volume          Rate        Total        Volume          Rate         Total


Interest, fees and dividend income:
Loans                                                  $16,490      $ (8,380)     $ 8,110       $14,994      $ (7,167)      $ 7,827
Securities                                              13,005        (3,540)       9,465        22,105        (4,530)       17,575
Other                                                    1,792          (363)       1,429          (234)         (822)       (1,056)
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                      31,287       (12,283)      19,004        36,865       (12,519)       24,346
- ------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
Savings deposits                                         7,083        (9,032)      (1,949)       13,579       (11,374)        2,205
Time certificates of deposit                             8,262        (9,168)        (906)        9,238       (13,395)       (4,157)
Long-term debt                                              (2)           (5)          (7)           (8)          (13)          (21)
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                  15,343       (18,205)      (2,862)       22,809       (24,782)       (1,973)
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    $15,944      $  5,922      $21,866       $14,056      $ 12,263       $26,319
====================================================================================================================================


                           Provision for Loan Losses

The provision for loan losses in 1993 was $3.3 million, a $2.9 million decrease from the amount provided in 1992. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making the decision, management considers a number of factors, including prior experience relative to the loan portfolio mix, economic conditions, especially regional economic trends, internal analysis, and the results of examinations conducted by bank regulatory authorities. During 1993 the bank experienced a substantial decrease in nonperforming loans. This, coupled with the overall decrease in the loan portfolio, allowed the Company to reduce its provision for loan losses and still maintain asset-quality ratios that were strong, reflecting the risk inherent in a slow economic recovery. The fact that a relatively large portion of the portfolio had been acquired created an additional consideration in determining the allowance level. At December 31, 1993, the allowance for loan losses was $29.6 million or 2.24% of total loans compared to $34.6 million or 2.55% of total loans at December 31, 1992. Nonperforming loans at December 31st represented 1.17% and 2.10% of the portfolio in 1993 and 1992, respectively.

                              Non-Interest Income

An analysis of non-interest income is presented below:
- --------------------------------------------------------------------------------
(In Thousands) ..........................         1993         1992         1991
Deposit related fees ....................      $ 5,210      $ 3,445      $ 2,461
Mortgage-servicing ......................          670          301           94
Gain on sales of securities .............        3,859        5,377        9,647
Acquisition-related
   settlement items .....................         --            428          860
Gain on sales of OREO ...................          468            5            2
Rental income from
   non-bank real estate .................          312          188          186
Other ...................................          809          817          422
- --------------------------------------------------------------------------------
                                               $11,328      $10,561      $13,672
================================================================================

Excluding securities gains, non-interest income increased 44% from 1992 to 1993. A significant portion of this gain was due to the full-year impact of the APSB acquisition. However, an increase in deposits, as well as an increase in charges for certain services, contributed to the $1.8 million or 51% increase in deposit-related fees. Another factor in the increase from 1992 to 1993 was greater activity in the sale of OREO property, which resulted in a $463 thousand increase in non-interest income. Mortgage servicing revenue increased due to the fact that APSB had a significantly larger servicing portfolio than did NBIS. Securities gains were $1.5 million less in 1993 than they were in 1992, reflecting a somewhat more stable rate environment, as well as the fact that most of the repositioning required by the acquisitions had been accomplished prior to 1993.

                               Operating Expenses

An analysis of operating expenses is presented below:
- ------------------------------------------------------------------------------
(Dollars In Thousand)
Years ended December 31,                      1993          1992          1991
Compensation:
Salaries                                   $16,387       $11,128       $ 8,466
Benefits                                     4,962         3,809         2,926
Temporary Help                                 523         1,635           137
- ------------------------------------------------------------------------------
Subtotal                                    21,872        16,572        11,529
- ------------------------------------------------------------------------------
Occupancy and equipment                      5,717         4,357         3,259
Deposit insurance                            4,879         3,505         2,241
Data processing                              3,189         2,341         1,856
Amortization of goodwill
   and other intangibles                     3,171         2,521         1,628
Office supplies, postage
   and telephone                             2,212         1,294         1,047
Banking fees                                 1,652         1,088           717
Credit and collection fees                     982           689           486
Other professional fees                        811           793           448
Advertising and marketing                      810           593           483
Legal and accounting fees                      797           610           653
Insurance                                      791           617           456
Contributions                                  218           162            77
Other                                        1,861         1,078           621
- ------------------------------------------------------------------------------
Total                                      $48,962       $36,220       $25,501
==============================================================================
Overhead/Average Assets                       2.03%         1.84%         1.73%
==============================================================================

Staff (full time equivalents)
Regular                                        580           559           382
Temporary                                        8            47            35
- ------------------------------------------------------------------------------
Total                                          588           606           417
==============================================================================
Branches                                        52            56            39
==============================================================================

Operating expenses increased $12.7 million to $49.0 million. In addition to the anticipated impact of a full year of APSB operating expenses, 1993's expenses were affected by costs associated with several nonrecurring items, including the finalization of some outstanding issues with the FDIC relative to the APSB branch offices, closing of four branches, consolidation of NBIS' loan servicing functions at one site, and upgrading communications and loan processing systems. In total, these nonrecurring items account for approximately $750 thousand of expenses in 1993. In addition, some duplicative expenses were incurred until the consolidation of data processing systems was completed during the first quarter of 1993. As a result, the ratio of operating expenses to average assets increased from 1.84% to 2.03% for the year. However, excluding nonrecurring expenses, that ratio had been reduced to 1.94% for the fourth quarter of 1993, an indication that the Company was returning to more normal expense levels after absorbing the impact of growth through acquisitions in the last several years. Compensation, including temporary help, increased by $5.3 million, clearly the result of the APSB acquisition. Because former APSB employees were initially hired as temporary employees through a third party, a common occurrence in these transactions, this category must be combined with salaries and benefits in any analysis of overhead at NBB during this period. Thus, the decrease of $1.1 million in temporary help is offset by some additional compensation. However, as can be seen from the table above, total employee count, including temporary employees, has been reduced since 1992. In addition to compensation expense, increases in deposit insurance, data processing, amortization of intangibles, banking fees, credit and collection, legal and accounting, and advertising and marketing all reflect the increased size and complexity of the organization. Marketing expenses increased 37% as a result of both the expansion of the franchise geographically, as well as a recognition of the need to expand our marketing efforts in view of increased competition for both loans and deposits.

NBIS' effort to control and reduce nonperforming assets resulted in an increase of $293 thousand in credit and collection expense. In addition, while the Company strongly believes that the loss-sharing process is one that benefits both the banks and the regulators, there are certain costs to administering these transactions, which is reflected to some extent in increased overhead, especially in compensation and professional fees.

                                 Other Expense

OREO consists of properties acquired through foreclosure or substantively foreclosed, as well as an investment in a condominium project from a previous acquisition. OREO expense increased from $1.6 million in 1992 to $5.3 million in 1993. Of the $5.3 million in OREO expense, $3.7 million was due to provisions, while $1.6 million represented operating costs. The increase in OREO expense reflects both the continuing softness in the southeastern New England real estate market and the effort made by the Company to aggressively sell OREO properties. At December 31, 1993, the balance of OREO property was $21.2 million, a decrease of $7.1 million or 25% from the level at December 31, 1992. The Company owns 45% of DMS, a data processing company located in Hyannis, Massachusetts. During 1993, DMS sold a portion of its business, item processing, to another company. The after-tax gain from this sale was approximately $540 thousand which is included in the $519 thousand of equity in loss (income) of unconsolidated subsidiary.

                               Income Tax Expense

The fully taxable equivalent rate of 44.8% in 1993 was slightly above the 44.2% rate in 1992, reflecting changes in federal and state tax laws. The effect of the $5.0 million benefit that resulted from the adoption of SFAS No.109, "Accounting for Income Taxes," in 1992 is not reflected in the 1992 percentage.

                         1992 Results Compared to 1991

Income from operations in 1992 was $22.9 million, a 78% increase over the $12.9 million earned in 1991. In addition to the benefit derived from the regulatory assisted acquisitions of APSB in August 1992 and Sentry Savings Bank (Sentry) in July 1991, operating results were favorably impacted by a 50 basis point increase in the net interest margin, as the Bank's large base of core deposits repriced more quickly in the falling rate environment than did the fixed rate mortgage loans that make up a substantial part of the Bank's portfolio. Net income in 1992 was $27.9 million as a result of the previously mentioned implementation of SFAS No. 109.

During 1992 the Bank benefited from having a full year of results from the Sentry acquisition, as well as more than four months of operations which included APSB. As a result, average earning assets increased $482 million compared to 1991. The Bank's loss-sharing agreement with the FDIC is an important element of the APSB acquisition and is discussed in greater detail in footnote 7 on page 53.

The provision for loan losses at $6.2 million in 1992 was $3.3 million lower than in 1991 as significant improvement in asset quality ratios, due to acquisition-related allowances, and improved performance and stability in several major problem credits allowed the Bank to lower the provision while maintaining an adequate allowance.

A 29% increase in other income, excluding securities gains, was due to the increased size and activity that resulted from the acquisitions. Increases in deposit-related fees ($1.0 million) and mortgage servicing income ($207 thousand) accounted for the gain.

Operating expenses increased $10.7 million or 42% as a result of the expanded operation. Certain of the expenses were nonrecurring or duplicative in nature since systems conversions and resolution of issues with the FDIC on APSB were not finalized until 1993. OREO expense was lower in 1992 than 1991, $1.6 million compared to $4.7 million, as the real estate market began to stabilize. However, total OREO properties increased from $24.0 million to $28.3 million, as the effect of the recession continued to be felt in southeastern Massachusetts.
Nonperforming loans also increased $2.1 million, due in part to the nature of the Sentry acquisition, where the Bank received a discount on loans acquired, but agreed to take the risk should they become nonperforming. Management feels that the results since that acquisition indicate that the combination of discount and the allowance established have allowed for adequate returns and protection for the risks.

                              Financial Condition

Total assets increased by $102 million to $2.5 billion, while deposits grew by $75 million to $2.2 billion as the Company continued to take advantage of the increase in size and geographic diversity that resulted from acquisitions made in 1991 and 1992. The lack of loan demand, the previously anticipated runoff of shared-loss assets from the APSB acquisition and the substantial improvement in nonperforming assets resulted in a very strong, highly liquid balance sheet as of December 31, 1993.

An analysis of the components of earning assets as a percentage of total earning assets follows:

(In Thousands) December 31,                      1993     1992     1991
Federal funds sold and overnight deposits         0.5%     0.8%     1.2%
Securities available-for-sale                    25.4     18.7     18.7
Securities held-to-maturity                      17.2     19.5     16.5
Loans, net                                       56.9     61.0     63.6
- -----------------------------------------------------------------------
Total                                           100.0%   100.0%   100.0%
=======================================================================

Total securities increased $139 million and comprised 43% of earning assets at December 31, 1993 compared to 38% at December 31, 1992. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. In conjunction with this, the Company reevaluated the classification of its securities with the result that securities available for sale now total $588 million or 60% of securities compared to $416 million or 49% of securities as of December 31, 1992. For additional discussion of SFAS No.115, see footnote 1 on page 46.

Securities available for sale provide liquidity, facilitate interest rate sensitivity management, and enhance the Bank's ability to respond to customers' needs should loan demand increase and/or deposit growth slow. Securities held-to-maturity, which totaled $399 million or 40% of securities at December 31, 1993, are those securities which the Company has the positive intent and ability to hold to maturity. Except in a limited number of specific circumstances, SFASNo. 115 does not allow for the transfer or sale of securities classified as held-to-maturity. Additional information on securities can be found in footnote 2 on page 49.

                                     Loans

Total loans, as well as loans as a percentage of earning assets, decreased during the year. This was due in large part to the dynamics of the APSB portfolio. Since the acquisition of APSB, there has been an inherent loss of loans outstanding which impacts the overall potential for loan growth at NBIS. Former APSB loans which become nonperforming are reclassified as segregated assets until they are resolved, thus immediately reducing the appropriate loan category. In addition, APSB was lending to certain lines of business which NBIS had chosen not to enter, or, in some cases, to reduce total exposure, which meant that certain segments of the portfolio were intentionally not being replaced. These circumstances, coupled with slow economic recovery, have resulted in a decrease in loans outstanding that was greater than might be expected under normal conditions. The change in the loan portfolio as a result of the APSB acquisition and the impact of the factors mentioned above can be most clearly seen in the schedule below which shows the composition of the portfolio at December 31st for the last three years.

An analysis of the loan portfolio's composition as of December 31 follows:
- --------------------------------------------------------------------------------
                                           1993        1992        1991
Residential loans                          74.1%       70.5%       78.5%
Commercial real estate loans               16.6        17.2        13.5
Consumer loans                              6.5         7.7         6.8
Construction loans, net of
   unadvanced loan proceeds                 1.5         2.0          .9
Commercial loans                            1.3         2.6          .3
- --------------------------------------------------------------------------------
Total                                     100.0%      100.0%      100.0%
================================================================================

As seen above, the Company had a substantial increase in its commercial/commercial real estate and consumer loan portfolios as a result of the APSB acquisition in 1992. The commercial/commercial real estate portfolio, in particular, decreased during 1993 for the reasons mentioned above. That, along with the decrease in the consumer portfolio, was partially offset by a $26 million increase in residential lending. The Company remains committed to maintaining a commercial lending presence in our marketplace, but it will be difficult to show a net increase in that portfolio until the runoff of the higher risk elements in the APSB portfolio is absorbed. The increase in residential mortgages can be attributed to the continuation of the low interest rate environment, an aggressive marketing campaign, and NBIS' reputation as a high quality, local servicer of loans.

                                 Asset Quality

As previously mentioned, an important aspect of the acquisition of APSB was the loss-sharing agreement between the FDIC and NBIS. Because of some of the unique elements of this agreement as it pertains to asset quality, there are two parts to the discussion of asset quality. The first pertains to NBIS and includes, where applicable, performing loans from that portfolio and related reserves. It excludes, however, any APSB nonperforming loans covered by the loss-sharing agreement. As a result of this, certain ratios related to nonperforming assets and loans have been favorably impacted. APSB nonperforming loans which fall under the loss-sharing agreement have been designated as Segregated Assets throughout the consolidated financial statements and are, along with associated allowances, charge-offs and recoveries, discussed separately under that caption. Because of the structure of the agreement, there have been very few APSB nonperforming assets that were not covered by the agreement ($38 thousand as of December 31, 1993), so for discussion purposes the term "shared-loss" will not be used when discussing APSB nonperforming loans or segregated assets.

Under the terms of the loss-sharing agreement, the FDIC reimburses NBIS for 80% of any losses, net of recoveries, associated with any commercial, commercial real estate, residential mortgage and home equity loans that occur during the three years following the acquisition. Effectively, only consumer loans are excluded from the loss sharing. The agreement also provides for the reimbursement of carrying costs on nonperforming assets at a previously agreed upon rate of interest, as well as 80% of direct collection costs for nonperforming assets.

During the fourth and fifth years following the acquisition, the Bank will pay to the FDIC an amount equal to 80% of the gross amount of recoveries during such period which pertain to amounts charged-off during the three years following the acquisition. If at the end of the five year period, total net charge-offs exceed $49 million, the FDIC will pay the Bank an amount equal to 15% of the difference between net charge-offs and $49 million. Through December 31, 1993, net charge-offs amounted to $7.9 million.

                              Nonperforming Assets

Nonperforming assets decreased 35% to $36.7 million, the lowest year-end level since December 31, 1989. While, as evident in the table below, all major categories achieved decreases, the reductions in commercial/commercial real estate and other real estate owned represent significant achievements for the Company. The softness of the regional economy and the slow recovery from the recession is apparent in the slower rate of improvement in nonperforming residential real estate loans. However, since these loans tend to be smaller individually and represent a broader diversification of risk, the fact that they account for a greater percentage of nonperforming loans at December 31, 1993 than the prior year is additional evidence of the improvement in asset quality. Included in nonperforming assets are assets acquired when NBIS purchased Sentry in 1991. In that transaction, the Bank received a significant discount on assets purchased as part of the transaction, but retained the credit risk. Former Sentry assets included in nonperforming assets were $3.1 million, $3.5 million and $1.2 million at December 31, 1993, 1992 and 1991, respectively. However, with more than two years having passed since the acquisition, management believes that the discount received was more than adequate to provide an acceptable return as well as protection for the risks associated with the assets.

The following table shows the composition of nonperforming assets as of December 31:
- --------------------------------------------------------------------------------
(In Thousands)                                      1993        1992        1991
Nonperforming Loans:
Residential real estate                          $ 6,307     $ 8,365     $ 7,457
Commercial real estate                             9,096      19,742      18,686
Commercial                                          --            11         150
Consumer                                              67         377          83
- --------------------------------------------------------------------------------
Total nonperforming loans                         15,470      28,495      26,376
- --------------------------------------------------------------------------------
Other real estate owned:
Real estate acquired by foreclosure               17,861      13,320      11,161
Real estate substantively foreclosed               2,375      12,514      10,005
Investment in condominium project                  1,000       2,499       2,787
- --------------------------------------------------------------------------------
Total other real estate owned                     21,236      28,333      23,953
- --------------------------------------------------------------------------------
Total nonperforming assets                       $36,706     $56,828     $50,329
================================================================================
Total nonperforming assets as a
   percentage of total assets                       1.5%        2.4%        2.9%
Allowance for loan losses as a percentage of total
nonperforming loans                                 191%        121%         64%
Restructured loans that are performing and
   not included above                             $6,182     $10,064     $11,343

Of the $15.5 million in nonperforming loans as of December 31, 1993, $2.8 million are being paid in accordance with contractual terms and are included with nonperforming loans because of a perceived collateral weakness. These loans will be candidates to return to accrual status if this positive trend continues during 1994.

One disappointment amidst the positive developments in 1993 was the continuation of high levels of OREO provisions and operating expenses. This was due in part to a concerted effort on the part of the Company to sell these properties, an effort which resulted in a decrease of $7.1 million in OREO balances during the year. It was also due to the depth of the economic recession in the region, which impacted both the commercial and residential real estate markets. While the economy of the region continues to be troubled, and there is evidence that certain sectors of the real estate market have not yet improved, management feels that the aggressive actions taken in 1993 have positioned the Company to withstand the negative trends and be well-positioned to take advantage of any improvement that might occur in 1994. Notwithstanding that, it is possible that additional provisions will be required in the future.

                           Allowance for Loan Losses

The Company's methodology for determining the adequacy of the allowance for loan losses is based on recurring evaluations of a number of factors, including the composition of the portfolio, historic loan loss experience for categories of loans, current and anticipated economic conditions, nonperforming loan levels and trends, specific credit reviews, and the results of regulatory examinations, as well as subjective factors. Since the allowance is established, in part, as a result of an analysis of the risk elements of the various parts of the portfolio, an allocation of the allowance to various loan categories results from the process. However, while that allocation represents management's best judgement as to risk, it should be understood that the allowance itself is available as a single unallocated allowance to address any problems that may occur in the portfolio. In 1993 management changed the method of allocation in order to better differentiate between the allocated and the unallocated portion of the allowance. Prior to 1993 the Company assigned all of the allowance, including an unallocated portion, to specific loan categories.

The following tables show average loans, an analysis of the allowance for loan losses, including charge-offs and recoveries, and the allocation of the allowance for the past five years:

- ------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                      1993            1992           1991          1990          1989

Average loans outstanding during the year                     $1,332,974      $1,144,565       $979,805      $942,797      $917,763
====================================================================================================================================
Loans outstanding at year-end                                 $1,319,287      $1,355,038     $1,033,006      $926,822      $941,076
====================================================================================================================================
Allowance for loan losses, beginning of year                     $34,588         $16,988        $ 9,391       $ 6,260        $2,136
Loans charged off:
Commercial                                                        (7,199)         (3,137)        (1,132)       (2,443)         (235)
Real estate-construction                                              --              --         (3,626)       (4,196)          --
Real estate-residential                                           (1,811)         (1,613)        (1,440)         (830)          --
Consumer                                                            (342)           (255)           (64)          (91)          (30)
- ------------------------------------------------------------------------------------------------------------------------------------
Total                                                             (9,352)         (5,005)        (6,262)       (7,560)         (265)
- ------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
Commercial                                                           909               7              2             2           --
Real estate-construction                                              --              --              5             3           --
Real estate-residential                                              275             127            166            25           --
Consumer                                                              91               8              4             2             4
- ------------------------------------------------------------------------------------------------------------------------------------
Total                                                              1,275             142            177            32             4
- ------------------------------------------------------------------------------------------------------------------------------------
Net loans charged off                                             (8,077)         (4,863)        (6,085)       (7,528)         (261)
Transfer to segregated assets                                       (215)         (1,752)            --            --           --
Provision for loan losses charged to operations                    3,300           6,215          9,496        10,659         4,385
Allowance attributable to acquisitions                                --          18,000          4,186            --           --
- ------------------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses, at year-end                           $29,596         $34,588        $16,988       $ 9,391        $6,260
====================================================================================================================================
Net loans charged off as a percentage of average
loans outstanding                                                    .61%            .42%           .62%          .80%          .03%
====================================================================================================================================
The  allowance  for loan losses was  allocated to the  categories of loans as of December 31, as follows:
- ------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                      1993            1992           1991          1990          1989
Commercial/commercial real estate                                $12,920         $20,808        $12,459        $4,448        $1,573
Real estate-residential                                            7,579           7,245          3,984         1,785         1,251
Consumer                                                           1,690           5,950            345           170           193
Real estate-construction                                             182             585            200         2,988         3,243
Unallocated                                                        7,225             --             --            --            --
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                 $29,596         $34,588        $16,988        $9,391        $6,260
====================================================================================================================================


Notwithstanding the foregoing allocations, the entire allowance for loan losses is available to absorb charge-offs in any category of loans.

The decline in nonperforming loans, coupled with the decline in commercial loans as a percentage of the loan portfolio, allowed the Company to decrease the total allowance from $34.6 million to $29.6 million while maintaining strong asset quality ratios. The allowance totaled 2.24% of total loans at December 31, 1993 compared to 2.55% the prior year, while the allowance equaled 191% of nonperforming loans compared to 121% at the respective year ends. Net charge-offs as a percentage of loans increased from .42% of average loans outstanding in 1992 to .61% in 1993. Included in the net charge-offs was a $1.4 million charge-off related to the return to accrual of a large shared national credit. Excluding that amount, the net charge-off percentage would have been .50%, lower than 1990 and 1991, though higher than the 1992 percentage. Net charge-offs remained high in 1993, reflecting the continuing problems in the economy; however, the Company was able to reduce the provision for losses to the lowest level since 1988 as a result of the improvement in asset quality mentioned above.

                               Segregated Assets

Because of the loss-sharing agreement with the FDIC, nonperforming APSB assets that are covered by the loss- sharing agreement are disclosed separately on the consolidated balance sheets under the caption, "Segregated Assets." Included in this amount are nonperforming loans and OREO and in-substance foreclosures, net of an allowance for losses which is deemed adequate to cover NBIS' potential losses from the current balance in the category.

An analysis of segregated assets follows:
- --------------------------------------------------------------------------------
(In Thousands) December 31,                              1993             1992
Nonperforming loans                                  $  5,954         $  7,398
In-substance foreclosures                               3,168            3,559
Acquired by foreclosure                                 1,132             --
Deferred income                                          (340)            --
- --------------------------------------------------------------------------------
                                                        9,914           10,957
Allowance for losses                                     (992)          (1,096)
- --------------------------------------------------------------------------------
Total                                                $  8,922         $  9,861
================================================================================

At December 31, 1993, $9.9 million of segregated assets represented an exposure to NBIS of $2.0 million. An allowance of $1.0 million or 50% of the exposure was considered adequate by management. During the year, $215 thousand of allowance was transferred to segregated assets and $319 thousand of charge-offs were taken, representing NBIS' 20% share of the losses. Since the acquisition of APSB in August 1992, $2.0 million of allowances have been transferred and $975 thousand of charge-offs taken. While management remains cautious because of the lack of historic experience with the APSB portfolio, credit loss experience to date has been satisfactory. The allowance established as part of the transaction appears to be adequate to cover both shared losses and NBIS' exposure after the agreement expires.

                                  Other Assets

Decreases in goodwill, core deposits and other intangibles ($3.2 million) and deferred income taxes ($4.7 million) were partially offset by increases in premises and equipment as the Bank upgraded its telephone and mortgage processing systems during the year. The Bank established a $5.2 million core deposit intangible for the APSB acquisition which is being amortized over 10 years on an accelerated basis. See footnote 6 on page 53 for details on intangibles.

                                    Deposits

Growth in average savings deposits ($220.2 million), certificates of deposit ($170.8 million) and demand deposits ($33.5 million) primarily represents the full-year impact of APSB. However, from December 31, 1992 to December 31, 1993, total deposits grew $74.6 million or 3.6%. While relatively low on an historic basis, this was a noteworthy achievement in the current environment in which many banks have been experiencing significant deposit outflows to nonbank competitors such as mutual funds. NBIS achieved this through a combination of competitive pricing, increased marketing, and the convenience and service offered to our very loyal customer base. Management has been especially pleased with the continued deposit growth experienced in Rhode Island since the APSB acquisition.

                        Liquidity and Capital Resources

Liquidity refers to a bank's ability to meet funding needs for operations, deposit outflows, loan growth and other commitments on a timely and cost effective basis. The Bank's principal sources of liquidity are deposits, loan payments and income, and investment maturities and sales. In addition, the Bank is a member of the Federal Home Loan Bank (FHLB), where it has access to a pre-approved line of credit, as well as additional borrowing capacity. The Bank has had no borrowings from the FHLB since 1990. The marketability of certain assets, such as loans, that can be sold or securitized provides another potential source of liquidity. During the last three years, through a combination of acquisitions, limited loan growth due to the recession, and run-off of higher risk loans that were acquired, the Bank has become increasingly liquid. At December 31, 1993, the ratio of loans to deposits was 61% compared to 65% a year earlier and 68% at December 31, 1991. The Bancorp's source of liquidity is dividends from the Bank.

The cornerstone of NBIS' liquidity position is a large and stable base of core deposits. In addition, the relatively short maturity and duration of the Bank's securities portfolio, of which almost 60% is classified as available-for- sale, provides a significant liquidity reserve. While the current economic environment has created a situation where the Bank is very liquid, management of liquidity remains an important element of managing risk in the Bank.

The Company and the Bank continued to maintain strong capital positions during 1993, far exceeding regulatory requirements. A strong capital position not only allows the organization to withstand adverse developments which may occur unexpectedly, but also provides a means of taking advantage of profitable investment opportunities that may arise. During 1993 stockholders' equity increased from $227.8 million to $254.9 million. While this was primarily the result of retained earnings, stockholders' equity in 1993 includes $6.8 million (after-tax) of unrealized gains on securities available-for-sale. The inclusion of these gains in stockholders' equity in 1993 is the result of the Company's adoption of SFASNo. 115. In recognition of the record net income and the strong capital position, the Board of Directors increased the dividend to stockholders twice during 1993 and four times between the fourth quarter of 1992 and first quarter of 1994. In 1993 dividends paid totaled $1.04 per share, 24% higher than the $.84 paid in 1992. The table below shows the regulatory capital ratios for both the Bancorp and the Bank. For regulatory capital purposes, the impact of SFASNo. 115 has not yet been authorized.
- --------------------------------------------------------------------------------
                                                                   Minimum
                                                                Regulatory
                                            Bancorp     Bank   Requirement
Tier 1 capital to risk-weighted assets         19.2%    19.2%          4.0%
Total risk-based capital ratio                 20.3%    20.2%          8.0%
Leverage capital ratio                         10.2%    10.0%   3.0 to 5.0%

                           Asset/Liability Management

A major source of earnings for the Bank is net interest income, the difference in interest received from interest- bearing assets and interest paid on interest bearing liabilities. Financial institutions are subject to interest rate risk when their interest-bearing liabilities mature or reprice more or less rapidly than their interest-earning assets. The objective of asset/liability management is to achieve an acceptable level of net interest income while prudently managing the risk inherent in the balance sheet. NBIS has an Asset/Liability Management Committee whose primary function is to monitor the Bank's interest sensitivity position or risk, and insure that the level of risk and options available to adjust the risk are communicated to management and the board. Among the factors that are considered in determining an acceptable level of risk are lending strategies, capital adequacy, the stability of the deposit base, the maturity and duration of the securities portfolio, particularly securities available-for-sale, and the economic outlook. At December 31, 1993, the Company had a one-year liability-sensitive gap of $397 million or 16.2%. This compares with a liability-sensitive gap of $1.2 billion or 50.0% at December 31, 1992. Analysis of the Bank's non-certificate deposit accounts in 1993 shows that only a portion of regular savings, money market deposit and NOW accounts are rate-sensitive. Deposit balances have been distributed accordingly in the 0 to 5-year time bands, which was not the case in 1992. In accordance with the proposed Federal Reserve guidelines for risk-based capital standards which account for interest rate risk, no amounts related to such deposit accounts are placed beyond five years.

The Company does not try to manage to a zero GAP, believing that some interest rate risk is acceptable as part of the Bank's overall strategy for growth and profitability. One factor which affected the Bank's GAP position in 1993 was the fact that those APSB loans which matured, or were not renewed for risk considerations, were primarily adjustable rate commercial/commercial real estate loans, which represented lower interest rate risk, but which were, in the opinion of management, greater credit risks. Thus, in evaluating the interaction of the various risk elements of the consolidated balance sheets, this is a case where management sought to lower credit risk while retaining a little more interest rate risk than they might otherwise have.

                         Recent Accounting Developments

For further information on recent accounting developments, refer to footnotes 1, 2, 9, and 14 to the consolidated financial statements contained elsewhere herein.

                        NBB Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets

(In Thousands, Except Share Data) December 31,                                                              1993              1992

ASSETS:

Cash and due from banks                                                                              $    65,876       $    56,373
Federal funds sold and overnight deposits                                                                 11,000            17,262
- ------------------------------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                                                                           76,876            73,635
- ------------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale: at fair value in 1993 and lower of cost or market
in 1992 (cost of $576,790 in 1993; market value of $417,910 in 1992)                                     588,442           415,597
Securities held-to-maturity: market value of $409,713 and $443,264                                       399,453           432,977
Loans                                                                                                  1,319,287         1,355,038
Allowance for loan losses                                                                                (29,596)          (34,588)
- ------------------------------------------------------------------------------------------------------------------------------------
Loans, net                                                                                             1,289,691         1,320,450
- ------------------------------------------------------------------------------------------------------------------------------------
Banking premises and equipment, net                                                                       22,794            18,370
Accrued interest receivable                                                                               18,949            18,742
Other real estate owned                                                                                   21,236            28,333
Goodwill, core deposit and other intangibles                                                              15,451            18,622
Deferred income tax asset, net                                                                             3,915             8,621
Segregated assets                                                                                          8,922             9,861
Other assets                                                                                               5,007             3,345
- ------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                         $ 2,450,736       $ 2,348,553
====================================================================================================================================

Liabilities and Stockholders' Equity:
Deposits                                                                                             $ 2,169,256       $ 2,094,611
Mortgagors' escrow payments                                                                                5,621             5,343
Accrued interest payable                                                                                   5,946             5,139
Accrued income taxes payable                                                                               7,202             5,297
Long-term debt                                                                                              --                 283
Due to Federal Deposit Insurance Corporation                                                                --               2,889
Accrued expenses and other liabilities                                                                     7,761             7,197
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                      2,195,786         2,120,759
- ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
Serial preferred stock, $0.10 par value, 10,000,000 shares authorized; none issued                          --                --
Common stock, $0.10 par value, 40,000,000 shares authorized; 9,529,430 and
9,463,827 shares issued and outstanding                                                                      953               946
Additional paid-in capital                                                                               134,240           133,274
Retained earnings                                                                                        122,926           103,798
Treasury stock, at cost, 873,433 shares                                                                   (9,941)           (9,941)
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         248,178           228,077
Unrealized appreciation on securities available-for-sale, net                                              6,772              --
Unearned compensation--ESOP                                                                                 --                (283)
- ------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                               254,950           227,794
- ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                           $ 2,450,736       $ 2,348,553
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                        NBB Bancorp, Inc. and Subsidiary
                       Consolidated Statements of Income


(In Thousands, Except Share Data) Years Ended December 31,                           1993                 1992                 1991

Interest and Dividend Income:
Interest and fees on loans                                                       $113,184             $105,074             $ 97,247
Interest and dividends on securities                                               53,402               43,937               26,362
Other interest                                                                      3,758                2,329                3,385
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest and dividend income                                                170,344              151,340              126,994
- ------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits                                                               73,733               76,588               78,540
Interest on long-term debt                                                             --                    7                   28
- ------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                             73,733               76,595               78,568
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                96,611               74,745               48,426
Provision for loan losses                                                           3,300                6,215                9,496
- ------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                93,311               68,530               38,930
- ------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income:
Deposit and other banking fees                                                      5,827                3,724                2,504
Gain on sales of securities, net                                                    3,859                5,377                9,647
Other income                                                                        1,642                1,460                1,521
- ------------------------------------------------------------------------------------------------------------------------------------
Total non-interest income                                                          11,328               10,561               13,672
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Salaries and employee benefits                                                     21,349               14,937               11,392
Temporary help                                                                        523                1,635                  137
Occupancy and equipment                                                             5,717                4,357                3,259
Deposit insurance                                                                   4,879                3,505                2,241
Data processing                                                                     3,189                2,341                1,856
Amortization of goodwill, core deposit and other intangibles                        3,171                2,521                1,628
Professional fees                                                                   2,932                2,406                1,744
Office supplies, postage and telephone                                              2,212                1,294                1,047
Customer account servicing                                                          1,310                  774                  561
Marketing                                                                             810                  593                  483
Insurance                                                                             791                  617                  456
Other                                                                               2,079                1,240                  697
- ------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                           48,962               36,220               25,501
- ------------------------------------------------------------------------------------------------------------------------------------
Other Expenses:
OREO expense                                                                        5,299                1,596                4,709
Equity in loss (income) of unconsolidated subsidiary                                 (519)                 211                   86
- ------------------------------------------------------------------------------------------------------------------------------------
Total other expenses                                                                4,780                1,807                4,795
- ------------------------------------------------------------------------------------------------------------------------------------
Total expenses                                                                     53,742               38,027               30,296
- ------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
of a change in accounting principle                                                50,897               41,064               22,306
Provision for income taxes                                                         22,805               18,136                9,415
- ------------------------------------------------------------------------------------------------------------------------------------
Income from operations                                                             28,092               22,928               12,891
Cumulative effect of change in accounting for income taxes                           --                  5,000                  --
Net income                                                                     $   28,092             $ 27,928             $ 12,891
====================================================================================================================================
Earnings Per Share:
Income from operations                                                              $3.26                $2.68                $1.51
Cumulative effect of change in accounting for income taxes                           --                   0.58                  --
Net income per share                                                                 3.26                 3.26                 1.51
Dividends per common share                                                           1.04                 0.84                 0.64
Weighted average common shares outstanding                                      8,615,399            8,565,279            8,559,995
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                        NBB Bancorp, Inc. and Subsidiary
                Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Data)                                                                    Net
                                                                                       Net     Unrealized
                                                                                Unrealized         Appre-
Years Ended                                                                        Loss on     ciation on     Unearned
December 31,                          Additional                                Marketable     Securities      Compen-
1993, 1992,                  Common      Paid-in      Retained      Treasury        Equity     Available-      sation--
and 1991                      Stock      Capital      Earnings         Stock    Securities       for-Sale        ESOP         Total
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at
December 31, 1990              $943     $132,871     $  75,652       $(9,941)       $(717)    $      --         $(849)     $197,959
Net income                       --           --        12,891            --           --            --            --        12,891
Cash dividends
declared ($.64
per share)                       --           --        (5,478)           --           --            --            --        (5,478)
Decrease in net
unrealized loss on
marketable equity
securities, net of
deferred income tax
benefit of $388                  --           --            --            --          717            --            --           717
Decrease in unearned
compensation--ESOP               --           --            --            --           --            --           284           284
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1991               943      132,871        83,065        (9,941)          --            --          (565)      206,373
Net income                       --           --        27,928            --           --            --            --        27,928
Issuance of common
stock under stock
option plan
(30,399 shares)                   3          403            --            --           --            --            --           406
Cash dividends
declared ($.84
per share)                       --           --        (7,195)           --           --            --            --        (7,195)
Decrease in unearned
compensation--ESOP               --           --            --            --           --            --           282           282
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1992               946      133,274       103,798        (9,941)          --            --          (283)      227,794
Net income                       --           --        28,092            --           --            --            --        28,092
Issuance of common
stock under stock option
plan (65,603 shares)              7          966            --            --           --            --            --           973
Cash dividends declared
($1.04 per share)                --           --        (8,964)           --           --            --            --        (8,964)
Unrealized appreciation
on securities available-
for-sale, net of deferred
income tax expense
of $4,880                        --           --            --            --           --         6,772            --         6,772
Decrease in unearned
compensation--ESOP               --           --            --            --           --            --           283           283
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1993              $953     $134,240      $122,926       $(9,941)     $    --        $6,772       $    --      $254,950
====================================================================================================================================



See accompanying notes to consolidated financial statements.

                        NBB Bancorp, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows


(In Thousands) Years Ended December 31,                                                    1993             1992             1991
Cash Flows from Operating Activities:
Net income                                                                            $  28,092        $  27,928        $  12,891
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses                                                                 3,300            6,215            9,496
Provision for OREOlosses                                                                  3,685              977            3,754
Gain on sales of securities, net                                                         (3,859)          (5,377)          (9,647)
Net accretion of investments, loans and deposits                                           (532)          (1,599)          (1,531)
Accretion of deferred loan fees                                                          (2,457)          (2,448)          (1,961)
Amortization of goodwill, core deposit and other intangibles                              3,171            2,521            1,628
Savings Bank Life Insurance stock distribution                                             --               (500)            --
Depreciation expense                                                                      1,260            1,124              943
Increase in deferred income taxes                                                          (174)          (4,825)          (1,264)
Decrease (increase) in accrued interest receivable, due from
RTC and other assets, net                                                                  (930)          21,453           (3,926)
Increase (decrease) in mortgagors' escrow payments                                          278              240           (1,540)
Increase (decrease) in accrued interest and income taxes payable,
due to FDIC and other liabilities, net                                                      672              606            5,699
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                32,506           46,315           14,542
- ------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
Purchase of securities available-for-sale                                              (330,300)        (669,670)        (846,922)
Proceeds from sales of securities available-for-sale                                    248,572          489,152          655,730
Proceeds from maturities, calls and paydowns of securities
available-for-sale                                                                       32,166           77,066            3,000
Purchase of securities held-to-maturity                                                (133,301)        (128,285)        (223,578)
Proceeds from sales of securities held-to-maturity                                        9,363           19,564           48,460
Proceeds from maturities, calls and paydowns of securities
held-to-maturity                                                                         49,494           48,078            3,500
Acquisitions of assets and assumption of liabilities
from the FDIC and RTC, net                                                                 --             87,700          222,651
Decrease in loans, net                                                                   27,301           40,574           15,057
Proceeds from loans sold                                                                  2,150            4,283            6,331
Additions to banking premises and equipment                                              (5,684)          (4,199)            (632)
Decrease (increase) in other real estate owned                                            3,412           (3,669)          12,893
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                   (96,827)         (39,406)        (103,510)
- ------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Net increase in deposits                                                                 75,836           23,652           99,288
Principal payment on long-term debt                                                        (283)            (282)            --
Proceeds from issuance of common stock                                                      973              406             --
Dividends paid on common stock                                                           (8,964)          (7,195)          (5,478)
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                67,562           16,581           93,810
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                 3,241           23,490            4,842
Cash and cash equivalents at beginning of year                                           73,635           50,145           45,303
- ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                              $  76,876        $  73,635        $  50,145
====================================================================================================================================
Supplementary Cash Flow Information:
Interest paid                                                                         $  74,044        $  78,920        $  77,388
Income taxes paid, net                                                                   21,384           15,891            8,739
Securities available-for-sale and held-to-maturity
acquired from the FDIC                                                                     --            105,380             --
Loans acquired from the FDIC and RTC                                                       --            375,322          153,716
Deposits assumed from the FDIC and RTC                                                     --            557,263          394,507
Non-cash investing activities:
Foreclosures and in-substance foreclosures                                               17,805           10,070           22,405
Securities held-to-maturity transferred to available-for-sale                            18,375            8,970             --
Adoption of Statement of Accounting Standards No. 115                                     6,772             --               --
====================================================================================================================================


See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 1993, 1992 and 1991

1.                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                    Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of NBB Bancorp, Inc. (the Bancorp) and its wholly-owned subsidiary, New Bedford Institution for Savings (the Bank). The Bank has four wholly-owned subsidiaries; two engage in leasing and development of real estate and two were established in 1993 for the purpose of managing portions of the Bank's investment portfolio. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified so as to conform with the presentation for the current year.

The accounting and reporting policies of the Bancorp conform to generally accepted accounting principles and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the consolidated balance sheet date and income and expense for the year. Actual results could differ from those estimates. The estimates that are particularly susceptible to change in the near-term relate to the allowance for loan losses and valuation of other real estate owned.

                                  Acquisitions

Pursuant to a Purchase and Assumption Agreement between the Federal Deposit Insurance Corporation (FDIC) and the Bank, effective August 21, 1992, the Bank acquired from the FDIC selected assets and assumed all deposits of Attleboro Pawtucket Savings Bank (APSB).

In addition, pursuant to a Deposit Insurance Transfer and Asset Purchase Agreement between the Resolution Trust Corporation (RTC) and the Bank, effective July 26, 1991, the Bank acquired from the RTC selected assets and assumed the federally insured deposits of Sentry Savings Bank, FSB (Sentry).

The acquisitions have been accounted for under the purchase method of accounting, whereby the purchase price has been allocated to the underlying assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Premiums and discounts on loans acquired are amortized and accreted as adjustments to interest income over the estimated remaining lives of the related loans using the interest method.

Premiums and discounts on deposits assumed are amortized and accreted as adjustments to interest expense over the remaining contractual terms of the related deposit accounts using the straight-line method, the results of which do not differ materially from those which would be recognized using the interest method.

                                   Securities

Effective December 31, 1993, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. The Bank classifies its securities based on the Bank's intention at the time of purchase. The Bank has no securities held for trading. As a result of adoption, as of December 31, 1993, stockholders' equity was increased by approximately $6,772,000, representing the net unrealized gain on securities available-for-sale, less applicable income taxes.

In 1992 and prior periods, debt securities intended to be held to maturity were carried at amortized cost; marketable equity securities were carried at the lower of aggregate cost or market value; and securities available-for-sale were carried at the lower of cost or market value.

Premiums and discounts on debt securities are amortized or accreted to income by use of the level-yield method. If a decline in fair value below the amortized cost basis of a security is judged to be other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in earnings. Gains and losses on the sale of securities are recognized at the time of sale on a specific identification basis.

                                     Loans

Loans are stated at the principal amount outstanding, net of deferred loan origination fees and unadvanced loan proceeds. Loan origination fees and related direct loan origination costs are offset and the resultant net amounts are amortized by the level-yield method. When loans are sold or paid off, the unamortized fees are transferred to income.

Interest is not accrued on loans which are 90 days or more past due or on other loans which are identified as problem loans. Any interest that has been accrued on such loans is reversed against interest income and amortization of deferred loan fees is discontinued.

Nonperforming loans are returned to performing status when there no longer exists concern over collectability and the borrower has demonstrated, over time, both the intent and ability to service the loan.

                           Allowance for Loan Losses

The adequacy of the allowance for loan losses is evaluated on a regular basis by management. Some of the factors considered are the composition of the loan portfolio, previous loss experience, current economic conditions, and realizable value of the collateral. The provision for loan losses is based upon management's judgement of the amount necessary to maintain the allowance at a level adequate to absorb loan losses. Loan losses are charged against the allowance when management believes the collectability of the principal is unlikely.

While management uses available information to evaluate the allowance for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

                         Banking Premises and Equipment

Buildings, improvements and equipment are stated at cost, less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets or the terms of the leases, if shorter. Land is carried at cost.

                            Other Real Estate Owned

Other real estate owned (OREO) includes real estate acquired by foreclosure and real estate substantively repossessed. Real estate acquired by foreclosure is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. When there is indication that a borrower no longer has equity in the property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered repossessed in substance. Both in-substance foreclosures and real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the market value of the property constructively or actually received, less estimated costs to sell the property following foreclosures. Loan losses arising from the acquisition of OREO properties are charged against the allowance for loan losses.

After foreclosure, if the fair value of the property, less estimated costs to sell, is less than the cost of the asset, then this amount is recognized as a valuation allowance. If the fair value of the asset, less estimated costs to sell, subsequently increases, and this amount is more than the asset's current carrying value, then the valuation allowance is reversed.

Operating expenses and any subsequent provisions to reduce the carrying value to fair market value less costs to sell in 1993, and to net realizable value prior to 1993, are charged to current period earnings. Gains upon disposition are reflected in earnings as realized. Realized losses are charged to the valuation allowance.

                  Goodwill, Core Deposit and Other Intangibles

Costs in excess of net assets acquired or goodwill, core deposit intangibles, and organization costs for the Bancorp are reported net of accumulated amortization. Goodwill is amortized on a straight-line basis over a period of up to 15 years. The excess of the purchase price over the fair value of the tangible net assets acquired from the FDIC and RTC has been allocated to core deposits and is amortized over a period of ten years using an accelerated method. Organization costs are amortized on a straight-line basis over a five-year period.

                                  Income Taxes

Effective January 1, 1992, the Bancorp recognizes income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Bancorp's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The adoption of this method as of January 1, 1992, resulted in the recognition of additional deferred income tax benefit of $5,000,000, which has been reported as the cumulative effect of an accounting change.

Prior to January 1, 1992, the Bancorp recognized income taxes under the deferred method. Under this method, annual income tax expense was matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between income reported for accounting purposes and that reported for tax purposes.

                                Pension Benefits

The Bank provides pension benefits to its employees under a non-contributory defined benefit plan which is funded on a current basis in compliance with the requirements of the Employee Retirement Income Security Act of 1974.

                               Earnings Per Share

Per share calculations are based on the weighted average number of common and common equivalent shares outstanding. Stock options, when dilutive, are included as common stock equivalents using the treasury stock method.

2.              Securities Available-for-Sale and Held-to-Maturity

As discussed in Note 1, effective December 31, 1993, the Bancorp adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The amortized cost and estimated market values of securities available-for-sale and securities held-to-maturity are as follows:

- -------------------------------------------------------------------------------

(In Thousands) December 31,               1993                                           1992
                                    Gross       Gross   Estimated                  Gross       Gross  Estimated
                     Amortized Unrealized  Unrealized      Market  Amortized  Unrealized  Unrealized     Market
                          Cost      Gains      Losses       Value       Cost       Gains      Losses      Value

Securities available-for-sale:
U.S. Government
and Federal agency
obligations           $503,559    $11,629     $(1,132)   $514,056   $406,627     $ 3,899     $(1,586)  $408,940
Debt securities
issued by foreign
governments              5,000          5          --       5,005         --          --          --         --
Corporate debt
securities                  60         14          --          74         --          --          --         --
Mortgage-backed
securities              40,826        711        (317)     41,220         --          --          --         --
Marketable
equity securities       15,314      1,514        (772)     16,056         --          --          --         --
Other equity
securities              12,031         --         --       12,031      8,970          --          --      8,970
- ---------------------------------------------------------------------------------------------------------------
Total securities
available-for-sale    $576,790    $13,873     $(2,221)   $588,442   $415,597     $ 3,899     $(1,586)  $417,910
===============================================================================================================

Securities held-to-maturity:
U.S. Government
and Federal agency
obligations           $  2,575    $    --     $    (7)   $  2,568   $ 47,198     $ 2,480     $   (12)  $ 49,666
Debt securities
issued by political
subdivisions of states     160         --          --         160         --          --          --         --
Debt securities issued
by foreign governments      --         --          --          --      3,000          --          --      3,000
Corporate debt
securities             121,749      5,600         (27)    127,322    118,640       4,210        (117)   122,733
Mortgage-backed
securities              25,136        193         (18)     25,311     37,646         464        (304)    37,806
Other debt
securities             249,833      4,963        (444)    254,352    210,386       4,071        (902)   213,555
Marketable
equity securities           --         --          --          --     16,107       1,226        (829)    16,504
- ---------------------------------------------------------------------------------------------------------------
Total securities
held-to-maturity      $399,453    $10,756       $(496)   $409,713   $432,977     $12,451     $(2,164)  $443,264
===============================================================================================================


The amortized cost and estimated market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because of prepayments on mortgage-backed securities and certain obligors have the right to call obligations without prepayment penalties.

- ---------------------------------------------------------------------------------------------------------------
(In Thousands)                               Securities   Available-for-Sale      Securities   Held-to-Maturity
                                              Amortized            Estimated       Amortized          Estimated
                                                   Cost         Market Value            Cost       Market Value
Due in one year or less                        $ 37,080             $ 37,397        $100,642           $101,904
Due after one year through five years           446,232              455,951         266,489            274,855
Due after five years through ten years           31,247               31,640           6,883              7,340
Due after ten years                              34,886               35,367          25,439             25,614
- ---------------------------------------------------------------------------------------------------------------
Total                                          $549,445             $560,355        $399,453           $409,713
===============================================================================================================


Proceeds from sales of securities available-for-sale during 1993, 1992 and 1991 were $248,572,000, $489,152,000 and $655,730,000, respectively. Gross gains of
$2,857,000,  $6,402,000 and  $8,689,000 and gross losses of $40,000,  $1,605,000 and $55,000 were realized on those sales.

Proceeds from sales of debt securities held-to-maturity during 1992 and 1991 were $8,217,000 and $30,595,000, respectively. Gross gains of $59,000 and $382,000 and gross losses of $148,000 and $73,000 were realized on those sales. There were no sales of debt securities held-to-maturity in 1993. Proceeds from the sales of equity securities during 1993, 1992 and 1991 were $9,363,000, $11,347,000 and $17,934,000, respectively. Gross gains of $1,586,000, $1,268,000 and $2,282,000 and gross losses of $192,000, $599,000 and $853,000 were realized on those sales. Included in net realized gains for the years ended December 31, 1993 and 1991 are write-downs of $352,000 and $254,000, respectively, in certain equity securities and $471,000 in 1991 in certain debt securities, which represented other than temporary declines in value.

As a member of the Federal Home Loan Bank of Boston (FHLB), the Bank is required to invest in $100 par value stock of the FHLB in an amount equal to 1% of its outstanding residential mortgage loans or 5% of the Bank's advances from the FHLB, whichever is higher. If redeemed, the Bank will receive an amount equal to the par value of the stock. The Bank's investment in FHLB stock is included in other equity securities.

At December 31, 1993 and 1992, securities with a book value of $4,000,000 and $6,000,000, respectively, were pledged as collateral for the Bank's treasury tax and loan account at the Federal Reserve Bank of Boston.



3.                                  Loans, Net

A summary of the balances of loans follows:
- -------------------------------------------------------------------------------
(In Thousands) December 31,                               1993            1992
Residential:
Residential real estate                            $   983,483     $   959,781
Residential construction to individuals                 23,622          18,782
- ------------------------------------------------------------------------------
                                                     1,007,105         978,563

Less:
Unadvanced loan proceeds                                (9,557)         (7,272)
Deferred loan origination fees, net                     (5,598)         (5,057)
- ------------------------------------------------------------------------------
Total residential loans                                991,950         966,234
- ------------------------------------------------------------------------------
Commercial:
Real estate                                            218,901         232,953
Construction                                             9,284          19,048
- ------------------------------------------------------------------------------
                                                       228,185         252,001
- ------------------------------------------------------------------------------
Commercial and industrial                               16,852          35,169
- ------------------------------------------------------------------------------
                                                       245,037         287,170
Less:
Unadvanced loan proceeds                                (2,652)         (2,836)
Deferred loan origination fees, net                       (267)           (274)
- ------------------------------------------------------------------------------
Total commercial loans                                 242,118         284,060
- ------------------------------------------------------------------------------
Consumer:
Home equity and second mortgages                        61,086          71,832
Other consumer                                          24,133          32,912
- ------------------------------------------------------------------------------
Total consumer loans                                    85,219         104,744
- ------------------------------------------------------------------------------
Total loans                                          1,319,287       1,355,038
Less allowance for loan losses                         (29,596)        (34,588)
- ------------------------------------------------------------------------------
Loans, net                                         $ 1,289,691     $ 1,320,450
==============================================================================

The Bank's lending activities are conducted principally in Massachusetts and Rhode Island. The Bank grants single-family and multi-family residential loans, commercial real estate loans, commercial loans and a variety of consumer loans. In addition, the Bank grants loans for the construction of residential homes, multi-family properties, commercial real estate properties and for land development. Most loans granted by the Bank are collateralized by real estate. The ability and willingness of the single-family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrowers' geographic areas and real estate values. The ability and willingness of commercial real estate, and commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate sector in the borrowers' geographic areas and the general economy.

Certain directors and executive officers of the Bank (including their immediate families), and companies in which they are principal owners, are borrowers of the Bank. Such loans are made in the ordinary course of business at the Bank's normal credit terms, including interest rates and collateralization.

An analysis of aggregate loan activity to these related parties for the year ended December 31, 1993 follows:
- -------------------------------------------------------------------------------
(In Thousands)
Balance at beginning of year        $ 1,549
New loans granted during the year       337
Repayments                             (335)
- -------------------------------------------------------------------------------
Balance at end of year              $ 1,551
===============================================================================

As of December 31, 1993, all loans to related parties were performing in accordance with their contractual terms.

An analysis of the allowance for loan losses follows:
- -----------------------------------------------------------------------------
(In Thousands) Years Ended December 31,            1993       1992       1991
Balance at beginning of year                   $ 34,588   $ 16,988   $  9,391
Provision for loan losses                         3,300      6,215      9,496
Allowance  on acquired loans                       --       18,000      4,186
Recoveries                                        1,275        142        177
- -----------------------------------------------------------------------------
                                                 39,163     41,345     23,250
Transfers to segregated assets                     (215)    (1,752)      --
Charge-offs                                      (9,352)    (5,005)    (6,262)
- -----------------------------------------------------------------------------
Balance at end of year                         $ 29,596   $ 34,588   $ 16,988
=============================================================================

Nonaccrual loans at December 31, 1993 and 1992 totaled $15,470,000 and $28,495,000, respectively. Restructured loans at December 31, 1993 and 1992 totaled $6,182,000 and $10,064,000, respectively. An analysis of the reduction in interest income due to nonaccrual and restructured loans follows:
- -----------------------------------------------------------------------------
(In Thousands) Years Ended December 31,            1993       1992       1991
Income in accordance with original loan terms    $1,606     $4,553     $8,345
Income recognized                                   561      1,271      4,458
- -----------------------------------------------------------------------------
Reduction in interest income                     $1,045     $3,282     $3,887
=============================================================================

The Bank serviced loans for others totaling $120.8 million, $156.3 million and $28.5 million at December 31, 1993, 1992 and 1991, respectively.

In May 1993 the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective for the Bancorp on January 1, 1995. This statement provides guidance on identifying impaired loans and measuring the impairment of those loans. Generally, the quantification of the impairment of a loan under this statement requires the discounting of expected future cash flows at the loan's original effective rate as opposed to the utilization of a market rate. In addition, the criteria for classifying a loan as an in-substance foreclosure was modified so that such classification applies only when a creditor has possession of the loan collateral. The effect of adopting this statement has not been fully determined but is not expected to have a material adverse impact on the Bancorp's consolidated financial statements.

4.                      Banking Premises and Equipment, Net

A summary of the cost and accumulated depreciation of banking premises and equipment, and their estimated useful lives follows:
- ------------------------------------------------------------------------------
                                                                     Estimated
(In Thousands) December 31,                 1993         1992     Useful Lives
Land                                    $  3,828     $  3,878               --
Buildings                                 19,413       14,597      10-50 years
Furniture and equipment                    8,499        7,646       3-20 years
- ------------------------------------------------------------------------------
                                          31,740       26,121
Less accumulated depreciation             (8,946)      (7,751)
- ------------------------------------------------------------------------------
Balance at end of year                  $ 22,794     $ 18,370
==============================================================================

Total depreciation expense for the years ended December 31, 1993, 1992, and 1991 amounted to $1,206,000, $1,075,000 and $875,000, respectively.



5.                            Other Real Estate Owned

A summary of other real estate owned follows:
- ------------------------------------------------------------------------------
(In Thousands) December 31,                                   1993        1992
Real estate acquired by foreclosure                        $17,861     $13,320
Real estate substantively repossessed                        2,375      12,514
Investment in condominium project held for sale              1,000       2,499
- ------------------------------------------------------------------------------
Balance at end of year                                     $21,236     $28,333
==============================================================================

The carrying value of other real estate owned was written down by a charge to earnings of $977,000 and $3,101,000 in 1992 and 1991, respectively. The condominium project was written down by $800,000 and $653,000, during 1993 and 1991, respectively. There was no write-down of this investment in 1992. During the years ended December 31, 1993, 1992, and 1991, proceeds from the sales of condominium units were applied to the carrying value of the project.

An analysis of properties held in real estate acquired by foreclosure or substantively repossessed follows:
- ------------------------------------------------------------------------------

(In Thousands) December 31,                                  1993         1992
Commercial buildings                                     $  8,469     $ 10,912
Land--residential                                           5,758        5,908
Residential property, primarily 1 to 4 family               4,173        5,247
Residential condominiums                                    1,248        2,196
Land--commercial                                            1,149        1,571
- ------------------------------------------------------------------------------
                                                           20,797       25,834
Valuation allowance                                          (561)          --
- ------------------------------------------------------------------------------
Total                                                    $ 20,236     $ 25,834
==============================================================================

In 1993, a valuation allowance was established. Provisions are charged to expense as they are made. The provisions for 1993 totaled $2,885,000 while write-downs charged to the allowance totaled $2,324,000.

An analysis of OREO expense follows:
- ------------------------------------------------------------------------------
(In Thousands) Years Ended December 31,                 1993     1992     1991
Provision for losses                                  $2,885   $   --   $   --
OREOoperating expenses                                 1,614      619      955
Write-down of condominium project held for sale          800       --      653
OREO write-downs                                          --      977    3,101
- ------------------------------------------------------------------------------
                                                      $5,299   $1,596   $4,709
==============================================================================

Included in other non-interest income for 1993, 1992 and 1991 are gains on sales of OREO of $468,000, $5,000 and $2,000, respectively. Rental income from OREOproperty included in other non-interest income for 1993 was $330,000. Rental income for OREO property in 1992 and 1991 was a component of OREO operating expenses and is considered to be immaterial.

6.                 Goodwill, Core Deposit and Other Intangibles

A summary of the components of goodwill, core deposit and other intangibles with remaining amortization years follows:
- ------------------------------------------------------------------------------
                                                                      Years to
(Dollars in Thousands) December 31,                     1993     1992 Amortize
Goodwill:
   Acquisition of Taunton Savings Bank              $  9,090 $ 10,039       10
   Acquisition of branch offices                       1,425    1,784        5
   Other                                                  21       28        3
Core deposit resulting from acquisition from FDIC      3,164    4,531        9
Core deposit resulting from acquisition from RTC       1,751    2,174        8
Organization costs                                      --         66       --
- ------------------------------------------------------------------------------
Total goodwill, core deposit and other intangibles  $ 15,451 $ 18,622
==============================================================================


7.                               Segregated Assets

Segregated assets are those APSB loans acquired by the Bank that were or have become nonaccrual, a foreclosed property, or an in-substance foreclosure. All such loans and other real estate owned are subject to the loss-sharing provisions of the Purchase and Assumption Agreement.

A summary of the balances of segregated assets follows:
- ------------------------------------------------------------------------------
(In Thousands) December 31,                              1993             1992
Non-performing loans                                 $  5,954         $  7,398
Acquired by foreclosure                                 1,132               --
Substantively repossessed                               3,168            3,559
- ------------------------------------------------------------------------------
                                                       10,254           10,957
Less deferred income                                     (340)              --
- ------------------------------------------------------------------------------
Total segregated assets                                 9,914           10,957
Less allowance for losses                                (992)          (1,096)
- ------------------------------------------------------------------------------
Segregated assets, net                               $  8,922         $  9,861
==============================================================================

An analysis of the allowance for losses on segregated assets follows:
- ------------------------------------------------------------------------------
(In Thousands) December 31,                              1993             1992
Balance at beginning of year                          $ 1,096          $    --
Transfer from allowance for loan losses                   215            1,752
Charge-offs                                              (319)            (656)
- ------------------------------------------------------------------------------
Balance at end of year                                $   992          $ 1,096
==============================================================================

Under the loss-sharing provisions of the Purchase and Assumption Agreement, the FDIC will pay to the Bank, on a quarterly basis, 80% of all net charge-offs on APSB-acquired commercial, mortgage and home equity loans during the three-year period commencing with August 21, 1992. Such charge-offs include losses on sales of assets and foreclosed properties and accrued interest for up to 90 days. In addition, the FDIC will reimburse the Bank for 80% of the aggregate amount of the actual direct expenses incurred with respect to collection and other costs related to shared-loss assets as defined in the Agreement.

If,  at  the  end  of  the  five-year  period,   total  net  charge-offs  exceed
$49,034,000, the FDIC will pay the Bank an amount equal to 15% of the difference between total net charge-offs and $49,034,000.

During the fourth and fifth years following the acquisition, the Bank will pay to the FDIC an amount equal to 80% of the gross amount of recoveries during such period on charge-offs of commercial, mortgage and home equity loans that occurred during the three years following the acquisition.

During the five-year period following the acquisition, the Bank will pay to the FDIC an amount equal to 80% of any recoveries on charge-offs of consumer loans charged off prior to the acquisition.

The Bank is required to administer assets entitled to loss-sharing protection in the same manner as assets for which no loss sharing exists.

8.                                   Deposits

The following table shows deposits at December 31, 1993 and 1992:
- ------------------------------------------------------------------------------
(In Thousands)                                           1993             1992
Non-certificate deposits:
Noninterest-bearing demand                         $   82,253       $   74,542
NOW                                                   163,587          166,283
Money market                                          489,875          429,642
Regular and special notice                            386,045          432,720
- ------------------------------------------------------------------------------
Total non-certificate deposits                      1,121,760        1,103,187
- ------------------------------------------------------------------------------
Time certificates in denominations:
   Less than $100,000                                 957,929          914,544
   $100,000 or more                                    88,108           74,231
- ------------------------------------------------------------------------------
Total time certificates                             1,046,037          988,775
- ------------------------------------------------------------------------------
Discount on deposits                                    1,459            2,649
- ------------------------------------------------------------------------------
Total deposits                                     $2,169,256       $2,094,611
==============================================================================

A summary of time certificates, by maturity, is as follows:
- ------------------------------------------------------------------------------
(Dollars In Thousands) December 31,               1993                   1992
                                              Weighted               Weighted
                                               Average                Average
                                       Amount     Rate        Amount     Rate
Within 1 year                      $  800,699     3.95%     $786,076     4.56%
Over 1 year to 2 years                124,940     5.05       114,662     6.09
Over 2 years to 3 years               113,056     4.97        68,585     5.74
Over 3 years                            7,342     6.04        19,452     6.38
- ------------------------------------------------------------------------------
                                   $1,046,037     4.21%     $988,775     4.86%
==============================================================================

Interest expense on deposits is summarized as follows:
- ------------------------------------------------------------------------------
(In Thousands) Years Ended December 31,             1993       1992       1991
NOW                                              $ 3,509    $ 3,979    $ 3,807
Money market                                      14,858     15,750     15,158
Regular and special notice                        10,469     11,056      9,615
Time certificates                                 44,897     45,803     49,960
- ------------------------------------------------------------------------------
Total                                            $73,733    $76,588    $78,540
==============================================================================

9.                                 Income Taxes

As discussed in note 1, effective January 1, 1992, the Bank adopted SFAS No. 109, "Accounting for Income Taxes."

The components of income tax expense (benefit) are as follows:
- ------------------------------------------------------------------------------
(In Thousands) Years Ended December 31,             1993       1992       1991
Current:
Federal                                         $ 16,135   $ 12,634   $  7,332
State                                              6,816      5,327      3,347
- ------------------------------------------------------------------------------
Total current income tax expense                  22,951     17,961     10,679
- ------------------------------------------------------------------------------
Deferred:
Federal                                             (290)       157       (910)
State                                                144         18       (354)
- ------------------------------------------------------------------------------
Total deferred income tax expense (benefit)         (146)       175     (1,264)
- ------------------------------------------------------------------------------
Total provision                                 $ 22,805   $ 18,136   $  9,415
==============================================================================

The difference between the effective income tax rate computed by applying the statutory federal income tax rate of 35% (34% for 1992 and 1991) to income before income taxes and cumulative effect of a change in accounting principle and the actual effective income tax rate is summarized as follows:
- -------------------------------------------------------------------------------

Years Ended December 31,                                  1993    1992    1991
Statutory rate                                            35.0%   34.0%   34.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit                    8.9     8.7     8.8
Bad debt deduction                                          --      --     (.1)
Goodwill amortization                                       .9     2.0     2.4
Effect of change in tax law                                (.4)     --      --
Other purchase accounting adjustments                       --     (.9)   (2.4)
Change in valuation reserve                                (.2)     .3      --
Other, net                                                  .6      .1     (.5)
- -------------------------------------------------------------------------------
Effective income tax rates                                44.8%   44.2%   42.2%
===============================================================================

Prior to January 1, 1992, deferred income taxes resulted from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences for the year ended December 31, 1991, and the tax effects of each were as follows:
- -------------------------------------------------------------------------------
(In Thousands) Year Ended December 31,                                    1991
Cash basis accounting for tax purposes                                 $  (506)
Write-down of other real estate owned                                     (275)
Deferred loan revenue                                                      410
Deferred loan income                                                      (245)
Pension liability                                                         (724)
Other, net                                                                  76
- -------------------------------------------------------------------------------
Total deferred income tax benefit                                       (1,264)
Deferred income tax benefit decrease not affecting operations:
Net unrealized loss on marketable equity securities                        388
- -------------------------------------------------------------------------------
Net change in deferred income taxes                                    $  (876)
===============================================================================

At December 31, 1993 and 1992, the Bank had gross deferred income tax assets and gross deferred income tax liabilities as follows:
- ------------------------------------------------------------------------------

(In Thousands)December 31,                               1993             1992
Deferred income tax asset:
   Allowance for loan losses                          $13,003         $ 16,111
   Deferred loan revenue                                2,657            2,624
   Pension liability                                    1,343              940
   Valuation adjustment of other
   real estate owned                                    1,554              666
   Other                                                  245              542
- ------------------------------------------------------------------------------
      Gross deferred income tax asset                  18,802           20,883
Valuation allowance                                      (197)            (320)
- ------------------------------------------------------------------------------
      Deferred income tax asset                        18,605           20,563
- ------------------------------------------------------------------------------
Deferred income tax liability:
   Purchase accounting adjustments                      8,273           10,473
   Unrealized appreciation on securities
   available for sale                                   4,880               --
   Depreciation                                         1,117            1,181
   Other                                                  420              288
- ------------------------------------------------------------------------------
      Gross deferred income tax liability              14,690           11,942
- ------------------------------------------------------------------------------
      Net deferred income tax asset                   $ 3,915          $ 8,621
===============================================================================

A valuation reserve is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. Management has established a valuation reserve for the state tax effect of subsidiary losses. The change in the beginning of the year allowance was a reduction of $123,000. The gross deferred federal income tax asset ($13,686,000) is supported by the potential recovery of taxes previously paid by the Bancorp in the carryback period and the scheduled reversal of deferred tax liabilities. Since there is no carryback provision for state tax purposes, management believes the existing net deductible temporary differences which give rise to the gross deferred state income tax asset ($5,116,000) will reverse during periods in which the Bancorp generates taxable income.

At October 31, 1993, the date as of which the Bancorp's most recent federal income tax return is to be filed, the total reserve for loan losses for federal income tax purposes amounted to $23,079,000. If any portion thereof is used for purposes other than to absorb the losses for which established, such amount must be included in gross income for federal income tax purposes in the fiscal year in which it is used. As the Bancorp does not intend to use the reserves for purposes other than to absorb loan losses, deferred income taxes of approximately $10,339,000 have not been provided on this amount.

Additionally, under certain circumstances, most notably if qualifying assets (principally residential mortgage loans, U.S. Government securities, and cash) fall below 60% of total assets, cumulative excess bad debt deductions would be recaptured over a four-year period for income tax purposes. The full effect of this recapture would be recognized immediately in the consolidated financial statements. At December 31, 1993, the Bank's qualifying assets exceeded 60% of total assets.

10.                                Long-Term Debt

Long-term debt is the outstanding balance of funds borrowed by the Employees' Stock Ownership Plan (ESOP) of the Bank amounting to $283,000 at December 31, 1992. Interest is payable monthly at a rate equal to 83% of the prime rate of the lending institution. The rate payable was 4.98% at December 31, 1992. The final principal payment of $283,000 was made in November 1993.

11.                        Commitments and Contingencies

                              Reserve Requirements

Cash and due from banks at December 31, 1993 and 1992 includes $20,200,000 and $13,000,000, respectively, which is subject to withdrawal and usage restrictions to satisfy the reserve requirements of the Federal Reserve Bank.

                               Lease Commitments

Pursuant to the terms of noncancelable operating lease agreements in effect at December 31, 1993, future minimum rent commitments are as follows:

- --------------------------------------------------------------------------------
(In Thousands)        1994   1995   1996   1997   1998   Thereafter     Total
                      $557   $522   $479   $430   $396     $2,741       $5,125

Rent expense for the years ended December 31, 1993, 1992 and 1991, amounted to $889,000, $693,000, and $461,000, respectively.

Certain subsidiaries of the Bank own and lease real property to unrelated parties. Future minimum rents receivable applicable to those properties for leases in effect at December 31, 1993, are as follows:

- --------------------------------------------------------------------------------
(In Thousands)        1994   1995   1996   1997   1998   Thereafter     Total
                      $171   $140   $ 54   $41    $ 9       --           $415

Sublease income for the years ended December 31, 1993, 1992 and 1991, amounted to $312,000, $188,000 and $186,000, respectively.

Certain leases contain options to extend for periods from two to ten years. Income and expense from these options is not included in the amounts under commitment.

                 Employment and Special Termination Agreements

The Bancorp has employment agreements with its Chairman and Chief Financial Officer which expire May 1994 and December 1994, respectively. The Chief Financial Officer's agreement will be automatically renewed for successive one-year terms at the expiration date unless written notice is given as defined in the agreement. These agreements provide for a specified minimum compensation and the continuation of benefits in accordance with the Bank and Bancorp's general policies. The Bank and Bancorp have also entered into special termination agreements with these senior executives and certain other officers which provide for certain lump-sum severance payments within a three-year period following a "change in control," as defined in the special termination agreements.

                                   Litigation

In the ordinary course of business, the Bancorp is involved in routine litigation. Based on its review of such litigation, management does not foresee any material effect on the Bancorp's consolidated financial position.

12.              Financial Instruments with Off-Balance-Sheet Risk

The Bancorp is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. The financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bancorp's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.The contract amounts of financial instruments with off-balance sheet risk are as follows:

- --------------------------------------------------------------------------------
(In Thousands) December 31,                                   1993          1992
Commitments to grant fixed rate loans                      $41,477       $39,703
Commitments to grant variable rate loans                     5,792        12,329
Performance standby letters of credit                           45           150
Financial standby letters of credit                             71           368
Unused lines of credit-- Commercial                          1,149         1,636
Unused lines of credit-- Home equity                        28,055        34,484
Unadvanced funds on construction loans                      12,209        10,108
Commitments to sell loans                                     --             217

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Some commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, upon extension of credit, is based on management's credit evaluation of the borrower. The collateral for commitments to grant fixed and variable rate loans, as well as unadvanced funds on home equity lines of credit, is primarily residential real estate. Certain commercial commitments included in commitments to grant loans, as well as commercial lines of credit, are collateralized by cash or other non-real estate assets.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that for commitments to grant loans. Standby letters of credit are primarily collateralized by funds on deposit.

13.                             Stockholders' Equity

In accordance with Massachusetts law, when the Bank converted to stock form in 1987, a liquidation account was established for the benefit of eligible account holders who continue to maintain their accounts in the Bank after the conversion. In the event of a complete liquidation, each eligible account holder would be entitled to receive a distribution in an amount equal to the current adjusted liquidation account balances to the extent that funds are available. According to the Bancorp's records, the balance of the liquidation account at December 31, 1993, was $10.8 million (unaudited).

On November 14, 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Such rights only become exercisable, or transferable apart from the common stock, ten business days after a person or group (Acquiring Person) acquires beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Bancorp's common stock, or the declaration by the Board of Directors that any person is an Adverse Person. Each right then may be exercised to acquire one one-hundredth of a share of a newly authorized Series A Junior Participating Preferred Stock at an exercise price of $60, subject to adjustment. If the Bancorp is acquired in a merger or other business combination transaction, or 50% of the Bancorp's assets or earning power is sold, the rights entitle holders to acquire common stock of the Acquiring Person having a value twice the exercise price of the rights. The rights may be redeemed in whole by the Bancorp at $.02 per right at any time prior to (i) the declaration of a person as an Adverse Person, (ii) the tenth day following public announcement that a 20% position has been acquired, or
(iii) the occurrence of a merger or other business combination transaction. The rights expire on November 14, 1999.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Bancorp. In addition, if dividends from the Bank to the Bancorp exceed accumulated earnings and profits, an amount up to approximately one and one half times the amount actually used must be included in gross income for federal income tax purposes in the fiscal year in which it is used. At December 31, 1993, the unrestricted amount available for dividends totaled $132,621,000.

The Bancorp and the Bank are subject to regulatory capital standards based on Tier 1 capital, total capital and on risk weighting of assets. The minimum Tier 1 capital ratio required is 4.00%. The Bancorp and the Bank must have a minimum total risk-based capital ratio of 8.00% (of which 4.00% must be Tier 1 capital consisting of stockholders' equity). Leverage capital standards (Tier 1 capital to adjusted total assets) require a minimum of 3.0% for the most highly rated banks. All others will need to meet a minimum leverage ratio that is at least 100 to 200 basis points above the minimum requirement.

At December 31, 1993, the capital ratios of both the Bancorp and the Bank significantly exceeded minimum applicable regulatory requirements. These ratios at December 31, 1993, were as follows (unaudited):
- --------------------------------------------------------------------------------
                                                     Bancorp             Bank
Tier 1 capital to risk-weighted assets                 19.2%            19.2%
Total risk-based capital ratio                         20.3%            20.2%
Leverage capital ratio                                 10.2%            10.0%

14.                   Pension Plan and Employee Benefit Plans

The Bank has a noncontributory, qualified, defined pension plan covering eligible employees through the Savings Banks Employees Retirement Association (SBERA) Pension Plan. Each employee reaching the age of 21 and having completed 1,000 hours of service in a 12-month period beginning with such employee's date of employment automatically becomes a participant in the retirement plan. Participants become 100% vested when credited with five years of service.

Net pension expense for the plan years ended October 31, 1993, 1992, and 1991 consisted of the following:
- --------------------------------------------------------------------------------
(In Thousands)                                   1993        1992        1991
Service cost                                  $   751     $   673     $   528
Interest cost on projected benefits               602         514         481
Actual return on plan assets                     (965)       (504)     (1,078)
Net amortization and deferral                     485         122         678
- --------------------------------------------------------------------------------
                                              $   873     $   805     $   609
================================================================================

Total pension expense for the years ended December 31, 1993, 1992, and 1991 amounted to $969,000, $847,000 and $652,000, respectively.

A reconciliation of the funded status of the plan at October 31, 1993 and 1992, according to SBERA, follows:
- --------------------------------------------------------------------------------
(In Thousands)                                                  1993      1992
Plan assets at fair value                                    $ 7,557   $ 6,700
Projected benefit obligation                                  (9,814)   (8,592)
- --------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets         (2,257)   (1,892)
Unrecognized net asset at adoption                              (470)     (492)
Unrecognized experience loss (gain)                             (237)      293
- --------------------------------------------------------------------------------
Accrued pension cost                                         $(2,964)  $(2,091)
================================================================================

Plan assets are primarily invested in bonds and equity securities.

The unrecognized net asset and the unrecognized experience loss are being amortized over 21 and 25 years, respectively.

The accumulated benefit obligation at October 31, 1993 and 1992 amounted to $5,461,000 and $5,022,000, respectively, of which $5,255,000 and $4,842,000, respectively, was vested.

For the plan years ended October 31, 1993, 1992, and 1991, actuarial assumptions include an assumed discount rate on benefit obligations of 7.00%, 7.00% and 6.75%, respectively, and an expected long-term rate of return on plan assets of 7.00%, 6.75% and 7.75%, respectively. An annual salary increase of 6.00% was utilized for all years.

The Bank has a salary incentive plan (Incentive Plan) for the purpose of rewarding the Bank's officers and employees for meeting or exceeding certain of the Bank's financial goals. All officers and employees with a full calendar year of service are eligible for participation in the Incentive Plan. Each officer and employee is eligible to receive an incentive award proportionate to his or her respective salary at the discretion of the Compensation Committee. The amounts expensed under the plan for the years ended December 31, 1993, 1992 and 1991 amounted to $990,000, $684,000 and $350,000, respectively.

An executive supplemental retirement agreement formerly existed for the Chief Executive Officer which provided for an additional retirement benefit for his lifetime of $80,000 a year and a benefit for his surviving spouse for her lifetime of $40,000 a year. In 1992 the Chief Executive Officer elected to receive a lump sum payment of $815,000 in lieu of these lifetime payments. Total expense applicable to the agreement for the year ended December 31, 1991, amounted to $320,000. No expense for the plan was incurred in 1993 or 1992.

In December 1990 the FASB issued SFASNo. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFASNo. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis compared to the current method of a pay-as-you-go basis, as employees perform services to earn the benefits. The Bank adopted the provisions of SFASNo. 106 and its adoption on January 1, 1993, did not have a material impact on the Bank's consolidated financial statements.

In November 1992 the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This new accounting standard will be effective for the Bank on January 1, 1994, and requires accrual for postemployment benefits during either employees' service lives or at the time a liability is incurred. Postemployment benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling, and continuation of benefits such as health care and life insurance. Management does not believe the provisions of SFAS No. 112 will have a material impact on the Bancorp's consolidated financial statements.

15.                              Stock Option Plan

The Bancorp has a stock option plan for the benefit of directors and officers. Up to 820,000 shares of common stock have been reserved for issuance pursuant to options granted under the plan. Both incentive stock options and non-qualified stock options may be granted under the plan. The maximum option term is ten years.

All stock options granted, as determined appropriate by the Board of Directors, have an exercise price equal to the fair market value of a share of common stock of the Bancorp on the date the option is granted.

An analysis of shares under option follows:
- --------------------------------------------------------------------------------
Years Ended December 31,            1993                1992                1991
                         Number  Average    Number   Average    Number   Average
                             of   Option        of    Option        of    Option
                         Shares    Price    Shares     Price    Shares     Price

Beginning of year       342,601   $17.25   299,000    $14.07   276,500    $14.24
Granted                 100,100    36.88    74,000     28.53    22,500     11.88
Exercised                65,603    14.82    30,399     13.37        --        --
Expired                   2,000    14.38        --        --        --        --
- --------------------------------------------------------------------------------
End of year             375,098   $22.93   342,601    $17.25   299,000    $14.07
================================================================================

Allocated as follows:

Non-qualified           153,117            120,420             141,920
Incentive               221,981            222,181             157,080
- --------------------------------------------------------------------------------
                        375,098            342,601             299,000
================================================================================


16.                       Employees' Stock Ownership Plan

The Bank has an Employees' Stock Ownership Plan (ESOP) in which all employees who have reached the age of 21 and who have completed 1,000 hours of service in a 12-month period beginning with such employee's date of employment may participate.

An analysis of the Bank's contribution to the ESOP follows:
- --------------------------------------------------------------------------------
(In Thousands) Years ended December 31,                 1993      1992      1991
Compensation expense                                    $254      $298      $294
Interest expense                                          --         7        28
- --------------------------------------------------------------------------------
Total expense                                           $254      $305      $322
================================================================================

17.                                 Acquisitions

On August 21, 1992, the Bancorp, through the Bank, acquired all deposits and certain assets of Attleboro Pawtucket Savings Bank from the FDIC. The Bank received approximately $12.3 million for the acquisition. The FDIC paid approximately $44.6 million in cash to fund the difference between assets acquired and liabilities assumed, and the discount received by the Bank.

On July 26, 1991, the Bancorp, through the Bank, acquired the federally insured deposits and certain assets of Sentry Savings Bank, FSB from the RTC. The Bank paid approximately $13.1 million for the acquisition. The RTC paid approximately $218.9 million in cash to fund the difference between the assets acquired and liabilities assumed, and the purchase price paid by the Bank.

The fair value of assets acquired and liabilities assumed on August 21, 1992 and July 26, 1991, using the purchase method of accounting is as follows:


- ---------------------------------------------------------------------------------------------------
(In Thousands)                                                                     1992        1991
Assets
Cash and due from banks                                                       $  20,324   $   8,028
Federal funds sold and overnight deposits                                        23,022      20,423
Due from Federal Deposit Insurance Corporation/Resolution Trust Corporation      44,575     218,895
Securities available-for-sale, at market value                                   40,218          --
Securities held-to-maturity, at market value                                     34,942          10
Mortgage-backed securities, at market value                                      30,220          --
Loans                                                                           378,488     153,850
Allowance for loan losses                                                       (18,000)     (4,186)
- ---------------------------------------------------------------------------------------------------
Loans, net                                                                      360,488     149,664
- ---------------------------------------------------------------------------------------------------
Accrued interest receivable                                                       2,417       1,256
Core deposit intangible                                                           5,165       2,817
Other assets                                                                      1,344         134
- ---------------------------------------------------------------------------------------------------
Total assets                                                                  $ 562,715   $ 401,227
===================================================================================================

Liabilities
Deposits:
   Non-certificate accounts                                                     297,064     143,043
   Certificates of deposit                                                      262,280     254,687
- ---------------------------------------------------------------------------------------------------
Total deposits                                                                  559,344     397,730
Mortgagors' escrow payments                                                         912       1,350
Accrued interest payable                                                          1,156         960
Other liabilities                                                                 1,303       1,187
- ---------------------------------------------------------------------------------------------------
Total liabilities                                                             $ 562,715   $ 401,227
===================================================================================================

18.            Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

       Cash and Cash Equivalents, Accrued Interest Receivable and Payable

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Securities Available - for - Sale and Securities Held - to - Maturity

The fair values of securities available-for-sale and securities held-to-maturity are based on quoted market prices or dealer quotes.

                                     Loans

For all categories of loans, fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                              Deposit Liabilities

The fair value of demand deposits, NOW accounts, regular and special notice accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flow using the rates currently offered for deposits of similar remaining maturities.

                                Long -Term Debt

Rates currently available to the Bancorp for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

               Commitments to Extend Credit and Letters of Credit

The fair value of the Bancorp's commitments to originate loans of $47,269,000, unused lines of credit of $29,204,000 and standby letters of credit of $116,000 are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. At December 31, 1993 and 1992, the Bank estimates the fair value of these financial investments to be immaterial.

The estimated fair values of the Bancorp's financial instruments at December 31, 1993 and 1992, are as follows:

- ---------------------------------------------------------------------------------------------------------------
                                                                           1993                     1992
                                                                Carrying         Fair     Carrying         Fair
                                                                  Amount        Value       Amount        Value

Financial assets:
   Cash and cash equivalents                                  $   76,876   $   76,876   $   73,635   $   73,635
   Securities available-for-sale                                 588,442      588,442      415,597      417,910
   Securities held-to-maturity                                   399,453      409,713      432,977      443,264
   Loans, net of allowance  for loan losses                    1,289,691    1,303,975    1,320,450    1,341,613

Financial liabilities:
   Deposits                                                    2,169,256    2,177,477    2,094,611    2,101,460
   Long-term debt                                                     --           --          283          283
===============================================================================================================

                                  Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about each financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bancorp's entire holdings of a particular financial instrument. Because no market exists for some of the Bancorp's financial instruments, fair value estimates are based on judgements regarding future expected loss experience, cash flows, current economic conditions, risk characteristics, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions and changes in the loan, debt and interest rate markets could significantly affect the estimates. Further, the income tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered.

19.              Condensed Financial Information of Parent Company

Parent company only financial information is as follows:

- ---------------------------------------------------------------------------------------------------------------
                                             Condensed Balance Sheets

(In Thousands) December 31,                                             1993              1992
Assets
Cash and due from banks                                             $    716          $    643
Investment in Bank subsidiary                                        254,174           227,314
Other assets                                                             487               268
- ---------------------------------------------------------------------------------------------------------------
Total assets                                                        $255,377          $228,225
===============================================================================================================

Liabilities
Other liabilities                                                   $    427          $    431
- ---------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock                                                           --                --
Common stock                                                             953               946
Additional paid-in capital                                           134,240           133,274
Retained earnings                                                    122,926           103,515
Treasury stock, at cost                                               (9,941)           (9,941)
Unrealized appreciation on securities available-for-sale, net          6,772                --
- ---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                           254,950           227,794
- ---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                          $255,377          $228,225
===============================================================================================================

                                          Condensed Statements of Income

(In Thousands) Years Ended December 31,                                 1993              1992             1991
Dividends from Bank subsidiary                                      $  8,914          $  7,241          $ 6,370
Operating expenses                                                       836               799              674
- ---------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
undistributed net income of Bank subsidiary                            8,078             6,442            5,696
Income tax benefit                                                       209               117               93
Equity in undistributed net income of Bank subsidiary                 19,805            21,369            7,102
- ---------------------------------------------------------------------------------------------------------------
Net income                                                          $ 28,092          $ 27,928          $12,891
===============================================================================================================

                                         Condensed Statements of Cash Flows

(In Thousands) Years Ended December 31,                                 1993              1992             1991
Cash flow from operating activities:
Net income                                                          $ 28,092          $ 27,928          $12,891
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in net income of Bank subsidiary                              (19,805)          (21,369)          (7,102)
Decrease (increase) in other assets                                     (219)             (100)             265
Increase (decrease) in other liabilities                                  (4)               63               30
- ---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              8,064             6,522            6,084
- ---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Dividends paid on common stock                                        (8,964)           (7,195)          (5,478)
Proceeds from issuance of common stock                                   973               406               --
- ---------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                 (7,991)           (6,789)          (5,478)
- ---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      73              (267)             606
Cash and cash equivalents at beginning of year                           643               910              304
- ---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $    716          $    643          $   910
===============================================================================================================
Supplemental cash flow information:
Income taxes received, net                                          $     --          $    750          $   526
===============================================================================================================

The Statements of Changes in Stockholders' Equity for the Parent Company are identical to the Consolidated Statements of Changes in Stockholders' Equity and are, therefore, not presented here.

20.                          Quarterly Data (Unaudited)

Summaries of consolidated operating results on a quarterly basis for the years ended December 31, 1993 and 1992, are as follows:

- ----------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)                                 1993       1992
                                   Fourth      Third     Second      First     Fourth      Third     Second      First
                                  Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
Interest and
dividend income                  $ 41,562   $ 42,864   $ 42,963   $ 42,955   $ 42,641   $ 38,627   $ 34,802   $ 35,270
Interest expense                   17,581     18,108     18,784     19,260     20,698     18,709     17,808     19,380
- ----------------------------------------------------------------------------------------------------------------------
Net interest income                23,981     24,756     24,179     23,695     21,943     19,918     16,994     15,890
Provision for
loan losses                           500        600        900      1,300      1,300      1,315      1,530      2,070
- ----------------------------------------------------------------------------------------------------------------------
Net interest income
after provision for
loan losses                        23,481     24,156     23,279     22,395     20,643     18,603     15,464     13,820
- ----------------------------------------------------------------------------------------------------------------------
Other income:
Deposit account and
other fees                          1,497      1,485      1,478      1,367        835        788        788        618
Savings Bank
Life Insurance
common stock
distribution                         --         --         --         --         --         --         --          500
Gain on sales of
securities, net                     1,579        753        697        830        756      1,505      1,420      1,696
Miscellaneous                         748        477        227        190        657        355        254        389
- ----------------------------------------------------------------------------------------------------------------------
Total other income                  3,824      2,715      2,402      2,387      2,248      2,648      2,462      3,203
- ----------------------------------------------------------------------------------------------------------------------
Operating expenses                 12,259     12,170     12,377     12,156     11,352      9,139      8,124      7,605
OREO expense                        1,537      1,582      1,163      1,017        731        393        171        301
Other loss (income)                  (399)        (8)      (128)        16        (18)        (5)       190         44
- ----------------------------------------------------------------------------------------------------------------------
Total expenses                     13,397     13,744     13,412     13,189     12,065      9,527      8,485      7,950
- ----------------------------------------------------------------------------------------------------------------------
Income before
income taxes and
accounting change                  13,908     13,127     12,269     11,593     10,826     11,724      9,441      9,073
Provision for
income taxes                        6,322      5,822      5,466      5,195      4,797      5,117      4,171      4,051
- ----------------------------------------------------------------------------------------------------------------------
Income from
operations                          7,586      7,305      6,803      6,398      6,029      6,607      5,270      5,022
Accounting change                    --         --         --         --         --         --         --        5,000
- ----------------------------------------------------------------------------------------------------------------------
Net income                       $  7,586   $  7,305   $  6,803   $  6,398   $  6,029   $  6,607   $  5,270   $ 10,022
======================================================================================================================
Earnings per share:
Income from
operations                          $0.88      $0.85      $0.79      $0.74      $0.70      $0.77      $0.62      $0.59
Change in method
of accounting for
income taxes                         --         --         --         --         --         --         --         0.58
Net income
per share                            0.88       0.85       0.79       0.74       0.70       0.77       0.62       1.17
Dividends
declared per share                   0.28       0.26       0.26       0.24       0.24       0.21       0.21       0.18
- ----------------------------------------------------------------------------------------------------------------------

                          Independent Auditors' Report

        To the Board of Directors and Stockholders of NBB Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of NBB Bancorp, Inc. and subsidiary as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBB Bancorp, Inc. and subsidiary as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for securities in 1993. As discussed in Notes 1 and 9, the Company changed its method of accounting for income taxes in 1992.


[KPMG Peat Marwick Signature]

Providence, Rhode Island
January 19, 1994

                            Stockholder Information

                                 Annual Meeting

The Annual Meeting of the stockholders of NBB Bancorp, Inc. will be held at 10:00 a.m. on Wednesday, May 18, 1994, at the Hawthorne Country Club, 970 Tucker Road, North Dartmouth, Massachusetts.

                             Stockholder Relations

NBB Bancorp, Inc., Post Office Box 5000, New Bedford, MA 02742-5000. Toll-free within Massachusetts and Rhode Island (800) 338-3001

                                 Transfer Agent

First National Bank of Boston, Shareholder Services Division, Post Office Box 644, Mail Stop: 45-02-09, Boston, MA 02102-0644 (617) 575-2900

                              Independent Auditors

KPMG Peat Marwick, 50 Kennedy Plaza, Providence, RI  02903

                                General Counsel

Goodwin, Procter & Hoar, Exchange Place, Boston, MA  02109

                                   Form 10-K

Copies of this Annual Report, the Annual Report on Form 10-K, and quarterly reports on Form 10-Q are available without charge upon written request to: NBB Bancorp, Inc., Stockholder Relations, Post Office Box 5000, New Bedford, MA 02742-5000

                                 Stock Listing

The Bancorp's common stock is traded on the New York Stock Exchange under the symbol NBB. The stock is listed as NBB Bcp in the New York Stock Exchange section of The Wall Street Journal. There may be variations of this abbreviation in other newspapers in which the stock quotation appears.

                                  Common Stock

The following table sets forth the high and low price per share and the dividends paid in the calendar quarters indicated for the Bancorp's common stock on the New York Stock Exchange:

                                     High             Low          Dividends
1992
1st Quarter                       $19 1/8         $14 3/8               $.18
2nd Quarter                        20 3/8          17 5/8                .21
3rd Quarter                        21 5/8          18 1/4                .21
4th Quarter                        29 1/2          19 1/2                .24

1993
1st Quarter                       $31 3/4         $25 1/4               $.24
2nd Quarter                        31              25 3/4                .26
3rd Quarter                        38 5/8          28 7/8                .26
4th Quarter                        41 1/4          33 1/2                .28




Dividends were paid to stockholders on February 11, 1994 at $.30 per share, an annual rate of $1.20.

               Additional Stock Information at February 24, 1994:

Closing  sale  price:  $37  5/8.  Number  of  shares   outstanding:   8,656,844.
Approximate number of stockholders of record: 4,800.


66