Form 10-Q
period 1994-03-31
NBB BANCORP INC
filed 1994-05-13
CIK 829732

May 13, 1994

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sir or Madam:

Re:          NBB Bancorp, Inc. - File No. 1-10396
             Report on Form 10-Q for Quarter Ended March 31, 1994

Attached to this transmittal letter is the Report on Form 10-Q of NBB Bancorp, Inc. for the quarter ended March 31, 1994. As required by EDGAR rules, one paper copy of this report and exhibits will be forwarded to you.

Please note that disclosure of a recent development, the signing of an Agreement and Plan of Merger Dated May 9, 1994 By and Between Fleet Financial Group, Inc. and NBB Bancorp, Inc. is included in Part II, Item 5 of the Form 10-Q. The full agreement is included as Exhibit 2 and the Press Release for the announcement of that agreement is included as Exhibit 99.

                                             Sincerely yours,

                                             NBB Bancorp, Inc.

                                             George J. Charette III

                             SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D.C.  20549

                                          FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

FOR the quarter ended March 31, 1994
                                  or
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 Commission File No. 1-10396

                          NBB BANCORP,INC.
                   (Exact name of registrant as specified in its charter)

            Delaware                            04-2997971
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                  Identification Number)

174 Union Street, New Bedford, Massachusetts             02740
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

                                               Yes   X      No

     At May 1, 1994, there were 8,662,394 shares of common stock, par value $.10, issued and outstanding.

                           NBB Bancorp, Inc. and Subsidiary


                                         INDEX


PART I - FINANCIAL INFORMATION                                  Page No.
            Item 1.

            Consolidated Balance Sheets at March 31, 1994
            and December 31, 1993                                    3

            Consolidated Statements of Income for the
            three months ended March 31, 1994 and 1993               4

            Consolidated Statements of Changes in
            Stockholders' Equity for the three months
            ended March 31, 1994 and 1993                            5

            Consolidated Statements of
            Cash Flows for the three months ended
            March 31, 1994 and 1993                                  6

            Notes to Consolidated Financial Statements               7

            Item 2.

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-20


PART II - OTHER INFORMATION                                         21

SIGNATURES                                                          22

EXHIBITS
Exhibit 2  Agreement and Plan of Merger Dated as of
            May 9, 1994 by and Between Fleet
            Financial Group, Inc. and NBB Bancorp, Inc.

Exhibit 10(r)  Amendment to Shareholder Rights Agreement

Exhibit 11  Computation of Per Share Earnings

Exhibit 99  Company Press Release


                              NBB Bancorp, Inc. and Subsidiary
                                 Consolidated Balance Sheets
                        (In Thousands, Except Share Data, Unaudited)


                                                March 31,   December 31,
                                                  1994         1993
ASSETS:
Cash and due from banks                       $   52,520   $   65,876
Federal funds sold and overnight deposits         17,000       11,000
Total cash and cash equivalents                   69,520       76,876
Securities available-for-sale: at fair value
  3/31/94 and 12/31/93 (cost of $562,129         556,868      588,442
  and $576,790)
Securities held-to-maturity: market value of
  $405,631 and $409,713                          405,068      399,453
Loans                                          1,333,137    1,319,287
Allowance for loan losses                        (29,238)     (29,596)
Loans, net                                     1,303,899    1,289,691
Banking premises and equipment, net               22,747       22,794
Accrued interest receivable                       19,376       18,949
Other real estate owned                           19,883       21,236
Goodwill, core deposit and other intangibles      14,798       15,451
Segregated assets                                  9,735        8,922
Other assets                                      18,672        8,922
Total assets                                  $2,440,566   $2,450,736


LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                      $2,168,192   $2,169,256
Mortgagors' escrow payments                        6,941        5,621
Accrued interest payable                           5,719        5,946
Accrued income taxes payable                         994        7,202
Accrued expenses and other liabilities             8,301        7,761
Total liabilities                              2,190,147    2,195,786

Stockholders' equity:
Serial preferred stock, $0.10 par value,
  10,000,000 shares authorized; none issued           --           --
Common stock, $0.10 par value, 40,000,000
  shares authorized; 9,533,827 and 9,529,430
  shares issued and outstanding                      953          953
Additional paid-in capital                       134,303      134,240
Retained earnings                                128,155      122,926
Treasury stock, at cost, 873,433 shares           (9,941)      (9,941)
                                                 253,470      248,178
Net unrealized gain/(loss) on securities
  available-for-sale                              (3,051)       6,772
Unearned compensation - ESOP                          --           --
Total stockholders' equity                       250,419      254,950
Total liabilities and stockholders' equity    $2,440,566   $2,450,736


See accompanying notes to consolidated financial statements.

                  NBB BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Share Data, Unaudited)


Three Months Ended March 31,           1994              1993

Interest and dividend income:
Interest and fees on loans             $26,538           $29,531
Interest and dividends on securities    14,643            13,299
Other interest                             108               125
Total interest and dividend income      41,289            42,955
Interest expense:
Interest on deposits                    16,784            19,260
Total interest expense                  16,784            19,260
Net interest income                     24,505            23,695
Provision for loan losses                  200             1,300
Net interest income after provision
   for loan losses                      24,305            22,395
Non-interest income:
Deposit and other banking fees           1,392             1,367
Gain on sales of securities, net           452               830
Other income                               225               190
Total non-interest income                2,069             2,387
Operating expenses:
Salaries and employee benefits           5,464             5,028
Temporary help                              41               257
Occupancy and equipment                  1,279             1,659
Deposit insurance                        1,250             1,205
Data processing                            890               776
Amortization of goodwill, core deposit
   and other intangibles                   654               793
Professional fees                          752               693
Office supplies, postage and
   telephone                               618               674
Customer account servicing                 253               279
Marketing                                  225               171
Insurance                                  165               218
Other                                      357               403
Total operating expenses                11,948            12,156
Other expenses:
OREO expense                               825             1,017
Equity in loss (income) of
   unconsolidated subsidiary               (22)               16
Total other expenses                       803             1,033
Total expenses                          12,751            13,189
Income before income taxes              13,623            11,593
Provision for income taxes               5,798             5,195
Net income                             $ 7,825           $ 6,398

Earnings per share                       $0.90             $0.74
Dividends per common share                0.30              0.24
Weighted average common shares
   outstanding                       8,657,119         8,600,995


See accompanying notes to consolidated financial statements.

                      NBB BANCORP, INC. AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                   (In Thousands, Except Per Share Data)
                               (UNAUDITED)

                                                                                     Unrealized
                                                                                  Appreciation/
                                                                                 (Depreciation)
                                 Additional                           Unearned    on Securities
                         Common     Paid-in   Retained  Treasury Compensation-    Available for
                          Stock     Capital   Earnings     Stock          ESOP             Sale   Total


Balance at
December 31, 1993          $953    $134,240   $122,926    ($9,941)        $ --         $6,772  $254,950
Net income                   --          --      7,825         --           --             --     7,825
Issuance of common stock
under stock option plan
(4,397 shares)               --          63         --         --           --             --        63
Cash dividends paid
($.30 per share)             --          --     (2,596)        --           --             --    (2,596)
Decrease in net unrealized
appreciation on securities
available-for-sale, net of
income tax benefit
of $7,088                    --          --         --         --           --         (9,823)   (9,823)
Balance at March 31, 1994  $953    $134,303   $128,155    ($9,941)        $ --        ($3,051) $250,419


Balance at
December 31, 1992          $946    $133,274   $103,798    ($9,941)       ($283)        $   --  $227,794
Net income                   --          --      6,398         --           --             --     6,398
Issuance of common stock
under stock option plan
(14,853 shares)               2         155         --         --           --             --       157
Cash dividends paid
($.24 per share)             --          --     (2,065)        --           --             --    (2,065)
Balance at March 31, 1993  $948    $133,429   $108,131    ($9,941)       ($283)        $   --  $232,284


See accompanying notes to consolidated financial statements.

                    NBB Bancorp, Inc. and Subsidiary
                  Consolidated Statements of Cash Flows
                                (Unaudited)




(In Thousands) Three Months Ended March 31,                  1994     1993
Cash Flows from Operating Activities:
Net income                                               $  7,825 $  6,398
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Provision for loan losses                                   200    1,300
  Provision for OREO losses                                   651      817
  Gain on sales of securities, net                           (452)    (830)
  Net accretion of investments, loans and deposits           (119)    (230)
  Accretion of deferred loan fees                            (664)    (500)
  Amortization of goodwill, core deposit and
   other intangibles                                          654      792
  Depreciation expense                                        314      325
  Increase in accrued interest
   receivable and other assets, net                        (3,902)  (6,831)
  Increase in mortgagors' escrow payments                   1,320    1,624
  Increase (decrease) in accrued expenses and other
   liabilities, net                                        (5,894)   6,619
     Net cash provided by (used in) operating activities      (67)   9,484
Cash Flows from Investing Activities:
  Purchase of securities available-for-sale               (86,719) (83,515)
  Proceeds from sales of securities available-for-sale     99,564   67,497
  Proceeds from maturities, calls and paydowns of
   securities available-for-sale                            2,140    5,010
  Purchase of securities held-to-maturity                 (28,261) (26,277)
  Proceeds from sales of securities held-to-maturity            -    1,421
  Proceeds from maturities, calls and paydowns of
   securities held-to-maturity                             22,699    2,020
  Decrease (increase) in loans, net                       (13,800)  10,911
  Proceeds from loans sold                                     14      440
  Additions to banking premises and equipment                (267)  (4,560)
  Decrease (increase) in other real estate owned              702   (2,215)
     Net cash used in investing activities                 (3,928) (29,268)
Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                        (828)  13,984
  Proceeds from issuance of common stock                       63      157
  Dividends paid on common stock                           (2,596)  (2,065)
     Net cash provided by financing activities             (3,361)  12,076
Net decrease (increase) in cash and cash equivalents       (7,356)  (7,708)
Cash and cash equivalents at beginning of year             76,876   73,635
Cash and cash equivalents at end of year                 $ 69,520 $ 65,927
Supplementary Cash Flow Information:
  Interest paid on deposits                               $17,247  $17,978
  Income taxes paid, net                                   12,084    7,864
  Non-cash Investing Activities:
  Foreclosures and in-substance foreclosures                1,893    2,294
  Unrealized depreciation on securities
   available-for-sale                                      (9,823)       -


See accompanying notes to consolidated financial statements

                                      NBB BANCORP, INC.

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       MARCH 31, 1994

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The unaudited interim consolidated financial statements of NBB Bancorp, Inc. (the Company) and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of NBB Bancorp, Inc. and Subsidiary for the year ended December 31, 1993 filed on Form 10-K.

      In the opinion of management, all of the adjustments (consisting of normal recurring accruals, unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying consolidated financial statements.

2.    SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY

      Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

3.    EARNINGS PER SHARE

      The earnings per share calculation for the periods ended March 31, 1994 and 1993 is based on weighted average shares outstanding. Weighted average shares outstanding is computed based on common stock issued less treasury stock held. The effect of outstanding stock options granted is not material.

4.    COMMITMENTS

      At March 31, 1994, firm commitments to grant loans amounted to $28.1 million, commitments under standby letters of credit amounted to $116 thousand, unadvanced funds under construction loans amounted to $13.3 million, and unadvanced funds under commercial and home equity lines of credit amounted to $28.5 million. There were no commitments to sell loans at March 31, 1994.


5.    DIVIDENDS

      On April 14, 1994, NBB Bancorp, Inc. announced that a $.30 per share dividend would be paid on May 13, 1994 to stockholders of record on April 30, 1994.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the consolidated results of operations and financial condition of NBB Bancorp, Inc. (the Company) should be read in conjunction with the consolidated financial statements and related notes included in the 1993 Annual Report to Stockholders.

Comparison of Results of Operations for the Three Months Ended
March 31, 1994 and 1993

 OVERVIEW
Net income for the first quarter of 1994 was $7.8 million or $0.90 per share, 22 percent greater than the $6.4 million or $0.74 per share earned from operations in the first quarter of 1993. Lower deposit costs combined with increased average earning assets due to deposit growth and a lower provision for loan losses had a positive impact on the results of operations.

Net interest margin was 4.19% for the current quarter compared to 4.22% for the same quarter last year. Average earning assets increased by $95 million reflecting deposit and equity growth during the twelve-month period ended March 31, 1994.

The provision for loan losses declined by $1.1 million from the first quarter of 1993 and $300 thousand from the fourth quarter of 1993 due to continued improvement in nonperforming assets.
Nonperforming assets decreased by $23.1 million compared to March
31, 1993 and totaled $33.1 million at March 31, 1994.

Total operating expenses amounted to $11.9 million for the quarter ended March 31, 1994 compared to $12.2 million for the same quarter last year. This represents a decrease of 2% and is the result of the continued consolidation of operations from acquired banks and the closing of four branch offices during the past twelve months.


 NET INTEREST INCOME
Net interest income is the difference between interest and fees earned on the Company's loan and investment portfolios and the interest paid on deposits and borrowed funds.

Net interest income increased $810 thousand from the same quarter last year, to $24.5 million, for the first quarter of 1994, due primarily to the increase in average earning assets. The decrease of 3 basis points in the net interest margin was not material and primarily reflects the fact that higher yielding assets, such as loans, were a smaller percentage of interest-earning assets due to the run-off of certain loans acquired as part of the Attleboro Pawtucket acquisition in August, 1992. That bank was acquired under a loss-sharing agreement with the FDIC and the loan run-off has been in line with expectations.

The following table presents an analysis of average balances of interest-earning assets and interest-bearing liabilities, yields earned and rates paid:

     CONSOLIDATED AVERAGE BALANCE SHEETS AND YIELDS EARNED AND RATES PAID
                           (Dollars in Thousands)




Three Months Ended     March 31, 1994     December 31, 1993    March 31, 1993

                         Average            Average            Average
                         Balance   Rate     Balance   Rate     Balance   Rate
ASSETS:

Interest-earning assets:
Loans                  $1,327,470  8.01%  $1,316,056  8.14%  $1,355,659  8.73%
Securities                917,503  5.92      914,485  5.95      818,103  6.16
Mortgage-backed
  securities               64,233  6.68       68,129  6.34       37,710  7.41
Federal funds sold and
  overnight deposits       13,927  3.13       11,402  3.01       16,841  2.74
Total interest-
  earning assets        2,323,133  7.12%   2,310,072  7.19%   2,228,313  7.72%
Allowance for loan
  losses                  (29,660)   --      (30,043)   --      (34,831)   --
Noninterest-earning
  assets                  161,370    --      158,257    --      156,251    --
Total assets           $2,454,843    --   $2,438,286    --   $2,349,733    --


LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
Savings deposits       $1,051,195  2.43%  $1,055,915  2.54%  $1,040,784  3.10%
Time certificates
  of deposit            1,048,980  4.06    1,040,624  4.13      993,954  4.61
Long-term debt                 --    --           94    --          283    --
Total interest-
  bearing liabilities   2,100,175  3.24%   2,096,633  3.33%   2,035,021  3.84%

Noninterest-bearing
  liabilities              99,675    --       97,968    --       86,033    --
Total liabilities       2,199,850    --    2,194,601    --    2,121,054    --
Stockholders' equity      254,993    --      243,685    --      228,679    --
Total liabilities and
  stockholders' equity $2,454,843    --   $2,438,286    --   $2,349,733    --


Interest rate spread               3.88%              3.87%              3.88%
Net interest margin                4.19%              4.17%              4.22%



                             RATE/VOLUME ANALYSIS
The following table shows the change in interest and dividend income, and interest expense, for each major category of interest-earning assets and interest-bearing liabilities. The amount of the change due to volume and rate has been allocated proportionately to volume and rate for the periods indicated.




Three Months Ended March 31,         1994 Compared to 1993
                                   Increase    Increase
                                  (Decrease)  (Decrease)
                                    Due to      Due to
(In Thousands)                      Volume       Rate     Total
Interest, fees and dividend income:
Loans                               $ (557)   $(2,436)  $(2,993)
Securities                           1,933       (589)    1,344
Other                                  (22)         5       (17)
Total interest and dividend income   1,354     (3,020)   (1,666)
Interest expense:
Savings deposits                        79     (1,747)   (1,668)
Time certificates of deposit           602     (1,410)     (808)
Total interest expense                 681     (3,157)   (2,476)
Net interest income                 $  673    $   137   $   810

 PROVISION FOR LOAN LOSSES
The provision for loan losses for the first quarter of 1994 was $200 thousand, a $1.1 million decrease from the amount provided in the first quarter of 1993. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making its decision, management considers a number of factors, including prior experience relative to the loan portfolio mix, economic conditions, especially regional economic trends, internal analysis and the results of examinations conducted by bank regulatory authorities. During the past twelve months, the Company experienced a substantial decrease in nonperforming loans. This, coupled with the reduction in the total loans outstanding, particularly in the commercial loan portfolio, resulted in the Company's decision to reduce its provision for loan losses compared to prior periods. In spite of this reduction in the provision, the Company maintains strong asset-quality ratios, which reflect the risk inherent in a slow economic recovery. As of March 31, 1994, the allowance for loan losses was $29.2 million or 2.19% of total loans, compared to $34.1 million or 2.54% at March 31, 1993. Nonperforming loans represented .99% and 1.97% of the total loan portfolio at March 31, 1994 and 1993, respectively.

 OTHER INCOME
The increase in other income from the first quarter of 1993 to the first quarter of 1994, excluding securities gains, was due primarily to deposit fees, the result of an increase in deposits and increased fees charged for services offered.

Gains on sales of securities decreased $378 thousand from the first quarter of 1993 reflecting a somewhat more stable rate environment.

 OPERATING EXPENSES
Operating expenses totaled $11.9 million for the first quarter of 1994 compared to $12.2 million in the first quarter of 1993. This decrease came as a result of further consolidation of operations from the two prior acquisitions and a critical review of the branch network. Four branches were closed during the twelve month period ended March 31, 1994. The overhead ratio for the first quarter of 1994 was 1.97% compared to 2.10% for the first quarter of 1993. Certain nonrecurring expenses were incurred in the first quarter of 1993 as a result of the Attleboro Pawtucket acquisition in August, 1992.

The $220 thousand increase in compensation was primarily the result of general salary increases. The reductions in occupancy and equipment, office supplies, postage and telephone and insurance expense are the result of branch closings during the preceding twelve months. Deposit insurance increased due to the increase in the overall deposit base during the last twelve-month period. Data processing and professional fees increased as a result of growth and increased efforts to reduce nonperforming assets. Amortization of goodwill, core deposit and other intangibles decreased as the core deposit intangibles created as a result of the two most recent acquisitions amortize on accelerated methods triggering more expense in the earlier years. Marketing increased as more resources were being expended to better promote the products offered throughout the Bank's market area and to take advantage of increased real estate loan demand created by the current rate environment.

  OTHER EXPENSES
OREO consists of properties acquired through foreclosure or substantively foreclosed properties as well as an investment in a condominium project from a previous acquisition. OREO expense decreased $192 thousand from the first quarter of 1993 to $825 thousand in the first quarter of 1994. Provisions for OREO properties totaled $651 thousand, a decrease of $167 thousand compared to the same period last year. Operating expenses for OREO properties also decreased by $25 thousand for the first quarter of 1994 compared to the same period last year.

 INCOME TAX EXPENSE
The effective income tax rate for the first quarter of 1994 was 42.6% compared to 44.8% for the same quarter in 1993. During the fourth quarter of 1993, the Bank formed two securities corporations to manage portions of the Bank's investment portfolio. These are Massachusetts securities corporations and receive favorable tax treatment under Massachusetts tax laws. The reduction in the effective tax rate for the current quarter is the result of the reduced tax rate on the income of these corporations.

 FINANCIAL CONDITION
Total assets decreased by $10.2 million from December 31, 1993 and increased $65.6 million from March 31, 1993. Deposits decreased by $1.1 million compared to December 31, 1993 and increased by $59.9 million from March 31, 1993. The increase in deposits in the past twelve-month period, lack of loan demand, the anticipated runoff of shared-loss assets and the substantial improvement in nonperforming assets contributed to a very strong, highly liquid balance sheet at March 31, 1994. Return on average assets has steadily increased since the fourth quarter of 1992 to 1.29% for the first quarter of 1994. Return on average equity has also steadily increased to 12.45% for the same period.

SECURITIES
Securities increased $78.7 million in the last twelve months but have decreased $26.0 million since December 31, 1993 as a result of an increase in residential loan demand and level deposit flows during the last three months. Securities comprised 41.6% of earning assets at March 31, 1994 compared to 42.6% at December 31, 1993. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. In complying with SFAS No. 115, the Company classified $556.9 million, or 57.9% of its securities at March 31, 1994 as available-for-sale.

Securities available-for-sale provide liquidity, facilitate interest rate sensitivity management, and enhance the Company's ability to respond quickly to the customers' needs should loan demand increase and/or deposit growth slow. Securities held-to-maturity, which totaled $405.1 million or 42.1% of securities at March 31, 1994, are those securities which the Company has the positive intent and ability to hold to maturity. Except in a limited number of specific circumstances, SFAS No. 115 does not allow for the transfer or sale of securities classified as held-to-maturity.

 LOANS
Total loans, as well as loans as a percentage of earning assets, increased since December 31, 1993. The increase is the result of more demand in residential loans. Commercial loans continued to decrease. This decrease is driven by the dynamics of the loan portfolio acquired as part of the Attleboro Pawtucket Savings Bank
(APSB) acquisition. Since the acquisition of APSB, there has been an inherent loss of loans outstanding which impacts the overall potential for loan growth. Former APSB loans which become nonperforming are reclassified as Segregated Assets until they are resolved, thus immediately reducing the appropriate loan category. In addition, APSB was lending to certain lines of business which the Company had chosen not to enter, or, in some cases, to reduce total exposure, which meant that certain segments of the portfolio were intentionally not being replaced. Commercial loan balances have declined but residential loan balances have increased since March 31, 1993.

 ASSET QUALITY
Because of some of the unique elements of the agreement between NBIS and the FDIC in conjunction with the APSB transaction, the discussion of asset quality is divided into two sections. The first pertains to NBIS and includes, where applicable, performing loans from the APSB portfolio and related reserves. It excludes, however, any APSB nonperforming loans covered by the loss-sharing agreement. As a result of this, certain ratios related to nonperforming assets and loans have been favorably impacted. APSB nonperforming loans which fall under the loss-sharing agreement have been designated as Segregated Assets throughout the consolidated financial statements and are, along with the associated allowances, charge-offs and recoveries, discussed separately under that caption. Because of the structure of the agreement, there have been very few APSB nonperforming assets that are not covered by the agreement (nonperforming consumer loans totaling $131 thousand), so for discussion purposes, the term "shared-loss" will not be used when discussing APSB nonperforming loans or Segregated Assets.

Under the terms of the three-year loss-sharing agreement, the FDIC reimburses NBIS for 80% of any losses, net of recoveries, associated with all commercial, commercial real estate, residential mortgage and home equity loans that occur during the three years following the acquisition. Effectively, only consumer loans are excluded from the loss sharing. The agreement also provides for reimbursement of carrying costs on nonperforming assets at a previously agreed upon rate of interest, as well as 80% of direct collection costs for nonperforming assets.

During the fourth and fifth years following the acquisition, the Bank will pay to the FDIC an amount equal to 80% of the gross amount of recoveries during such period on charge-offs of commercial, commercial real estate, residential mortgage and home equity loans that occur during the three years following the acquisition. If, at the end of the five-year period, total net charge-offs exceed $49 million, the FDIC will pay the Bank an amount equal to 15% of the difference between total net charge-offs and $49 million. Net charge-offs on shared-loss assets since the acquisition total $7.9 million, of which the Company's share is 20%, or $1.6 million.

 NONPERFORMING ASSETS
For the seventh consecutive quarter, the Company had a decrease in the level of nonperforming assets. The level at March 31, 1994 of $33.1 million decreased $23.7 million from December 31, 1992.

 The following table shows the composition of nonperforming assets:




                                      March 31,     December 31,
(In thousands)                            1994             1993
Nonperforming Loans:
Residential real estate                $ 6,661          $ 6,307
Commercial                               6,334            9,096
Consumer                                   207               67
Total nonperforming loans               13,202           15,470
Other Real Estate Owned:
Real estate acquired by foreclosure     16,596           17,861
Real estate substantively foreclosed     2,375            2,375
Investment in condominium project          912            1,000
Total other real estate owned           19,883           21,236
Total nonperforming assets             $33,085          $36,706


Total nonperforming assets as
a percentage of total assets               1.4%             1.5%

Allowance for possible loan losses
as a percentage of total non-
performing loans                           221%             191%

Restructured loans that are performing
and not included above                  $2,352           $6,182

Foregone interest on nonperforming and restructured loans totaled approximately $210 thousand for the three months ended March 31, 1994 compared to $511 thousand for the first quarter of 1993.

While real estate values appear to have stabilized, weakness of the regional economy leaves open the possibility of additional provisions for losses being required in the future.

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

The table below presents average loans, total loans and an analysis of the allowance for loans losses, including charge-offs and recoveries.




 Three Months Ended March 31,                 1994            1993
(In thousands)
Average loans outstanding during
  the period                              $1,327,470      $1,355,659
Loans outstanding, end of period           1,333,137       1,342,298
Allowance for loan losses,
  beginning of period                         29,596          34,588
Loans charged off:
Commercial                                      (544)           (963)
Real estate-residential                         (181)           (312)
Consumer                                           -             (80)
Total                                           (725)         (1,355)
Recoveries:
Commercial                                       337               3
Real estate-residential                           22              40
Consumer                                           5               2
Total                                            364              45
Net loans charged off                           (361)         (1,310)
Transfer to segregated assets                   (197)           (494)
Provision for loan losses                        200           1,300
Allowance for loan losses
  end of period                               29,238          34,084
Net loans charged off as a percent-
  age of average loans outstanding              .03%             .10%


The decline in nonperforming loans, coupled with the decline in commercial loans as a percentage of the loan portfolio, allowed the Company to decrease the total allowance from $34.1 million at March 31, 1993 to $29.2 million at March 31, 1994 while maintaining strong asset quality ratios. The allowance totaled 2.19% of total loans at March 31, 1994 compared to 2.54% on the same date last year, while the allowance equaled 221% of nonperforming loans compared to 129% for those same respective dates.

 SEGREGATED ASSETS
Because of the loss-sharing agreement with the FDIC, APSB assets acquired that are covered by the loss-sharing agreement are disclosed separately on the Company's balance sheets under the caption, "Segregated Assets." Included in these amounts are nonperforming loans, OREO and in-substance foreclosures, net of an allowance for losses which is deemed adequate to cover Segregated Assets as indicated in the table below.

An analysis of Segregated Assets at March 31, follows:
(In thousands)


                                                    1994       1993
Nonperforming loans                               $ 6,188    $ 7,656
In-substance foreclosures                           2,014      4,073
Acquired by foreclosure                             2,610        626
                                                   10,812     12,355
Allowance for losses                               (1,077)    (1,161)
Total                                             $ 9,735    $11,194



At March 31, 1994, $10.8 million of Segregated Assets represented an exposure to the Company of $2.2 million. An allowance of $1.1 million or 50% of the exposure was considered adequate by management. During the quarter, $197 thousand of allowance was transferred to Segregated Assets and $113 thousand of charge-offs were taken, representing the Company's 20% share of the losses for the quarter. The credit loss experience to date on the APSB portfolio has been satisfactory and it appears that the allowance established as part of the APSB transaction is adequate to cover both shared losses and the Company's exposure after the agreement expires.

 OTHER ASSETS
Goodwill, core deposit and other intangibles decreased $3.0 million due to amortization of the components since March 31, 1993. The other asset category increased primarily due to the $7.1 million deferred income tax impact of the market value change in securities available-for-sale.

 DEPOSITS
Deposits decreased slightly from December 31, 1993. However, deposit growth for the twelve-month period ended March 31, 1994 was $59.9 million or 2.8%. The increase in the twelve-month period was achieved through a combination of competitive pricing, increased marketing, and the convenience and service offered to our very loyal customer base. Increases have continued to be experienced in the Rhode Island market and its contiguous Massachusetts communities.

 STOCKHOLDERS' EQUITY
As a result of complying with SFAS No. 115, as of March 31, 1994, stockholders' equity was decreased by approximately $3.1 million, representing the unrealized loss on securities available-for-sale, less applicable income taxes. As of December 31, 1993, stockholders' equity was increased by approximately $6.8 million, representing the unrealized gain on securities available-for-sale, less applicable income taxes.

 LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to a Bank's ability to meet funding needs for operations, deposit outflows, loan growth and other commitments on a timely and cost effective basis. The Bank's principal sources of liquidity are deposits, loan payments and income and investment maturities and sales. In addition, the Bank is a member of the Federal Home Loan Bank of Boston (FHLB), where it has access to a pre-approved line of credit as well as additional borrowing capacity. The Bank has had no borrowings from the FHLB since 1990. The marketability of certain assets, such as loans, that can be sold or securitized provides another potential source of liquidity. During the last three years, through a combination of acquisitions, limited loan growth due to the recession, and the run-off of higher risk loans that were acquired, the Bank has become increasingly liquid. At March 31, 1994 and 1993 the ratio of loans to deposits were 61% and 64%, respectively. Average deposits and stockholders' equity were 90% and 11% of average earning assets, respectively, for the first quarter of 1994 compared to 91% and 10% for the first quarter of 1993. The Company's source of liquidity is dividends from the Bank.

Total capital was $250.4 million at March 31, 1994, compared to $232.3 million at March 31, 1993. All capital ratios at March 31, 1994, of both the Company and the Bank are well above the regulatory minimums and are presented below:

                                                                       Minimum
                                                                       Regulatory
                                            Bancorp       Bank         Requirement
Tier 1 Capital ratio
   to risk-weighted assets                  19.7%         19.6%          4.0%
Total Risk-based Capital ratio              20.7%         20.7%          8.0%
Leverage Capital ratio                       9.7%          9.6%    3.0 to 5.0%


 ASSET AND LIABILITY MANAGEMENT
Financial institutions are subject to interest rate risk to the extent that their interest-bearing liabilities mature and reprice more or less frequently than their interest earning assets. The Bank's largest category of interest earning assets are fixed rate mortgage loans which are held in its own portfolio. Historically, these loans have had an actual life that was substantially less than contractual maturity. At March 31, 1994, the Bank's one year liability sensitive gap of $393.5 million represented 16.1% of total assets.

  The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities at March 31, 1994. Fixed-rate loans and pass-through certificates are shown in the table in the time periods corresponding to principal amortization which has been computed based on their respective weighted average maturities and weighted average rates. Adjustable-rate loans and securities are allocated to the period in which the rates would be next adjusted. The table does not reflect partial or full prepayment of loans and certain securities prior to final contractual maturity. Analysis of the Bank's non-certificate deposit accounts in 1993 shows that only a portion of savings, money market deposit and NOW accounts are rate sensitive. Deposit balances have been distributed accordingly in the 0 to 5-year time bands. In accordance with the proposed Federal Reserve guidelines for risk-based capital standards which account for interest rate risk, no amounts related to such deposit accounts are placed beyond five years. A deficiency of rate-sensitive assets over rate-sensitive liabilities will generally result in increased net interest income during a period of falling interest rates and in decreased net interest income during a period of rising interest rates.


                                       UP TO         1-3          3-5        5-10
                                       YEAR         YEARS        YEARS       YEARS      THEREAFTER      TOTAL
Interest sensitive assets:
    Federal funds sold               $ 17,000    $      -     $      -    $      -       $      -  $   17,000
    U. S. Government, U. S. agency

      and other bond obligations      131,594     313,628      385,468      41,191             75     871,956
    Mortgage-backed securities          5,085       7,249        8,050      19,748         21,796      61,928
    Residential mortgage loans:

      Adjustable-rate loans           217,525      81,061        1,078           -            118     299,782

      Fixed-rate loan amortization     19,800      39,773       43,985     134,087        468,919     706,564

    Construction mortgage loans:

      Adjustable-rate loans               110         801            -           -              -         911
      Fixed-rate loan amortization        169         377          434       1,399         11,155      13,534
    Home equity loans                  45,382           -           18           -              -      45,400
    Second mortgage loans               2,925       2,493        1,974       3,966          1,033      12,391
    Consumer loans                     17,071       5,260        1,601       1,034              6      24,972
    Commercial loans:

      Adjustable-rate loans           190,623       2,252          107          80            329     193,391
      Fixed-rate loan amortization     18,788      10,423        4,081       1,915            803      36,010
    Commercial construction loans:
      Adjustable-rate loans             2,028           -            -           -              -       2,028
      Fixed-rate loan amortization      3,864           -            -           -              -       3,864

             Total                   $671,964    $463,317     $446,796    $203,420       $504,234  $2,289,731

Interest sensitive liabilities:

    Money market deposits          $  121,099    $193,759     $169,539         $ -            $ -  $  484,397
    Time certificates                 783,881     251,200        5,326          12             11   1,040,430
    NOW                                20,082      80,534       64,065           -              -     164,681
    Other savings                     140,355     100,254      160,406           -              -     401,015
             Total                 $1,065,417    $625,747     $399,336         $12            $11  $2,090,523


                                       UP TO         1-3          3-5        5-10
                                       YEAR         YEARS        YEARS       YEARS      THEREAFTER      TOTAL

Excess (deficiency) of rate

sensitive assets over rate
sensitive liabilities               $(393,453)   $(162,430)    $47,460     $203,408       $504,223    $199,208


Cumulative excess (deficiency) of
rate sensitive assets over rate

sensitive liabilities               $(393,453)   $(555,883)  $(508,423)   $(305,015)      $199,208

Cumulative excess (deficiency)
as a percentage of total assets         (16.1)%      (22.8)%     (20.8)%      (12.5)%          8.2%

 RECENT ACCOUNTING DEVELOPMENTS
In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for
Postemployment Benefits."   This new accounting standard became effective
for the Company on January 1, 1994 and requires accrual for postemployment benefits during either employees' service lives or at the time a liability is incurred. Postemployment benefits include salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits, job training and counseling, and continuation of benefits such as health care and life insurance. The implementation of SFAS No. 112 did not have a material effect on the Company's consolidated financial statements.

In May of 1993, the FASB issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective for the Company on January 1, 1995. Generally, the quantification of the impairment of a loan under this statement requires the discounting of expected future cash flows at the loan's original effective rate as opposed to the utilization of a market rate. In addition, the criteria for classifying a loan as an in-substance foreclosure was modified so that such classification applies only when a creditor has taken possession of the loan collateral. The effect of adopting this statement has not been fully determined but is not expected to have a material adverse effect on the Company's consolidated financial statements.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

            Bancorp and its subsidiary are not involved in any pending legal proceedings other than those in the ordinary course of their businesses. Management believes that the resolution of these matters will not materially affect their businesses or the consolidated financial condition of Bancorp and its subsidiary.

Item 2.  Changes in Securities.

            Not applicable.

Item 3.  Defaults Upon Senior Securities.

            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of security holders during the reported period.

Item 5.  Other Information.

          DIVIDEND
            A dividend of $.30 per common share was paid on February 11, 1994 to shareholders of record on January 30, 1994.

          RECENT DEVELOPMENT

     The Company entered into an Agreement and Plan of Merger
(the "Agreement") with Fleet Financial Group, Inc. ("Fleet") dated as of May 9, 1994, pursuant to which the Company will be merged with and into Fleet in a transaction in which Fleet will be the surviving entity (the "Merger"). Following the Merger, Fleet intends to cause (a) the transfer of certain assets and liabilities of the Bank to Fleet National Bank, an indirect wholly-owned subsidiary of Fleet with its principal office in the State of Rhode Island and (b) the consummation of the merger (the "Bank Merger") of the Bank with and into Fleet Bank of Massachusetts, N.A., a wholly-owned indirect subsidiary of Fleet pursuant to a Bank Agreement and Plan of Merger.

     In accordance with the terms of the Agreement, each outstanding share of the Company common stock, $0.10 par value per share (the
"Company Common Stock") shall be converted into the right to receive a number of Warrants equal to the Warrant Amount (as defined below) and, at the election of the holder, subject to certain allocation provisions of the Agreement, either (i) the number of shares of Fleet common stock, $1.00 par value ("Fleet Common Stock") (together with the number of associated rights under Fleet's Shareholder Rights
Agreement) rounded to the nearest thousandth of a share, determined by dividing the Merger Consideration (as defined below) by the Average
Closing Price (as defined below) (the "Per Share Stock Consideration") or (ii) cash in the amount of the Merger Consideration (as defined below) (the "Per Share Cash Consideration"), provided, that the aggregate number of shares of Fleet Common Stock to be issued in the Merger shall not exceed the Aggregate Fleet Stock Amount (as defined below). Accordingly, cash consideration is available to holders of Company Common Stock only to the extent the stock consideration is not sufficient to pay the entire consideration due.

     Notwithstanding the foregoing, if the Average Closing Price is equal to or less than $29.50, then the consideration payable shall consist solely of cash in the amount of the Per Share Cash Consideration, provided that Fleet may, at its option, pay part of such consideration in the form of Fleet Common Stock valued at the Average Closing Price up to the number of shares of the Aggregate Fleet Stock Amount which consisted of shares of Fleet Common Stock previously repurchased by Fleet to be used in payment of the Merger Consideration.

     The "Merger Consideration" shall be equal to $48.50, provided, however, that in the event that the effective time of the Merger has not occurred on or prior to March 31, 1995, this amount shall be increased at the rate of $0.25 per share per month for each full month (prorated on a daily basis for each partial month) thereafter until the effective time. The "Average Closing Price" shall mean the average closing sale price per share of Fleet Common Stock on the New York Stock
Exchange (as reported by the Wall Street Journal or, if not reported thereby, another authoritative source), for the 10 consecutive trading days ending on and including the fifth trading day immediately preceding (but not including) the Effective Time. The "Aggregate Fleet Stock Amount" shall equal such number of shares of Fleet Common
Stock not less than 5,700,000 (or such lesser number of shares that would enable Fleet to pay the total consideration for the Merger) and not more than 6,300,000 as shall be determined by Fleet prior to the Effective Time, plus such additional number of shares of Fleet Common
Stock as may be required so that the aggregate portion of the consideration for the Merger attributable to Fleet Common Stock is equal to at least 45% of the total consideration for the Merger. For purposes of calculating the total consideration for the Merger, dissenting shares will be deemed to have received the Per Share Cash Consideration and the receipt of the Warrants shall be deemed the receipt of cash.

     At the effective time of the Merger, Fleet will issue and deliver a total of 2,500,000 warrants (the "Warrants"). Each Warrant shall entitle the holder thereof to purchase one share of Fleet Common Stock at a price of $43.875 per share at any time during the period beginning on the first anniversary of the effective time of the Merger and ending on the sixth anniversary of the effective time. The Warrant Amount means a fraction, the numerator of which is 2,500,000, and the denominator of which is the sum of the number of shares of Company Common Stock which are being converted plus the number of shares of Company Common Stock underlying the then outstanding company stock options under the Company's stock option plan which are being converted into options under Fleet's stock option plan.

     In connection with the Merger, shareholders of the Company shall have dissenters' rights in accordance with Delaware General
Corporation Law.

     In connection with the Merger, the Company entered into an amendment dated as of May 9, 1994 (the "Rights Amendment") to its Shareholder Rights Agreement dated as of November 14, 1989, between the Company and The First National Bank of Boston, as Rights Agent (the "Company Rights Agreement"), which, among other things, provides that a Distribution Date, as such term is defined in the Company Rights Agreement, shall not have occurred, and, as a consequence of which the Company Rights, as defined in the Company Rights Agreement, shall not have become nonredeemable and the Company Rights shall not become exercisable for capital stock of Fleet upon consummation of the Merger.

     The Board of Directors of the Company approved the Agreement and the transactions contemplated thereby at a meeting held on May 8, 1994.

     The Merger is intended to be treated as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, unless the Average Closing Price is equal to or less than $29.50 in which case the Merger is intended to be treated as a taxable transaction. If the Merger is a tax-free reorganization, then the receipt of the stock portion of the consideration will be tax-free to the Company's shareholders. In either case, the Merger is intended to be accounted for as a purchase transaction.

     Completion of the Merger is subject to certain conditions, including (a) approval by the shareholders of the Company, (b) approval of the appropriate bank regulatory authorities and (c) other closing conditions customary in transactions of this type.

     The Agreement may be terminated (a) by mutual consent, (b) under certain conditions if a required regulatory approval has not been obtained, (c) if the Merger shall not have been consummated on or before May 31, 1995, (d) if the approval of the Company's shareholders is not obtained or (e) in the event of an uncured material breach of the Agreement. In addition, the Agreement may be terminated if the Company's Board of Directors fail to recommend approval of the Merger to the Company's shareholders, if the Board has concluded with the advice of counsel that such action is required to prevent such Board from breaching its fiduciary obligations to the shareholders of the Company. In certain circumstances, where the Agreement is terminated when there is another proposal to acquire the Company, the Company will pay to Fleet a termination fee of $8 million.

     The Agreement also provides that in the event the Merger cannot be consummated due to the failure to obtain the required bank regulatory approvals, Fleet will reimburse the Company for its costs and expenses in connection with the Agreement and transactions contemplated thereby up to $1.5 million.

     As a result of the Merger and upon the effectiveness of the Merger, all of the Company Common Stock will be delisted from the New York Stock Exchange, will not be listed on any national securities exchange or quoted in any inter-dealer quotation system and will be eligible for termination of registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934 as amended.

     The Agreement is attached as Exhibit 2 to this 10-Q, the Rights Amendment is attached as Exhibit 10(r) and the Press Release of the Company issued on May 9, 1994 is attached as Exhibit 99, each of which is incorporated herein by reference.

     The foregoing summary of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement.



Item 6.  Exhibits and Reports on Form 8-K.

            a.  Exhibits- Exhibit 2 Agreement and Plan of Merger Dated as
                            of May 9, 1994 by and Between Fleet Financial Group, Inc. and NBB Bancorp, Inc.
                      - Exhibit 10(r) Amendment to Shareholder Rights Agreement
                      - Exhibit 11 Computation of Per Share Earnings
                      - Exhibit 99 Company Press Release
            b.  Reports on Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NBB Bancorp, Inc.
                                       (Registrant)

Date:  May 12, 1994          By  /s/ Robert McCarter
                             Robert McCarter
                             Chairman, President and CEO

Date:  May 12, 1994          By  /s/ Irving J. Goss
                             Irving J. Goss
                             Senior Vice President, Treasurer and CFO
                             (Principal Financial and Accounting Officer)