Form 10-Q
period 1994-05-30
NBB BANCORP INC
filed 1994-08-12
CIK 829732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES EXCHANGE ACT OF 1934

FOR the quarter ended June 30, 1994
                                  or
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 1-10396
                                NBB BANCORP,INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                04-2997971
 (State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                  Identification Number)

 174 Union Street, New Bedford, Massachusetts            02740
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


                                      Yes   X      No

At August 5, 1994, there were 8,662,394 shares of common stock, par value $.10, issued and outstanding.

                        NBB Bancorp, Inc. and Subsidiary

                                     INDEX

PART I - FINANCIAL INFORMATION                                Page No.
                                                              --------

        Item 1.

        Consolidated Balance Sheets at June 30, 1994
        and December 31, 1993                                    3

        Consolidated Statements of Income for the
        three months ended June 30, 1994 and 1993                4

        Consolidated Statements of Income for the
        six months ended June 30, 1994 and 1993                  5

        Consolidated Statements of Changes in
        Stockholders' Equity for the six months
        ended June 30, 1994 and 1993                             6

        Consolidated Statements of
        Cash Flows for the six months ended
        June 30, 1994 and 1993                                   7

        Notes to Consolidated Financial Statements               8

        Item 2.

        Management's Discussion and Analysis of
        Financial Condition and Results of Operations          9-25


PART II - OTHER INFORMATION                                     26

SIGNATURES                                                      27

EXHIBITS
Exhibit 10(s) Special Termination Agreement
Exhibit 10(t) Special Termination Agreement
Exhibit 10(u) Special Termination Agreement

Exhibit 11  Computation of Per Share Earnings

                        NBB Bancorp, Inc. and Subsidiary
                          Consolidated Balance Sheets
                  (In Thousands, Except Share Data, Unaudited)

                                                 June 30,  December 31,
                                                  1994         1993
                                                ---------  ------------
ASSETS:
Cash and due from banks                       $   58,220   $   65,876
Federal funds sold and overnight deposits         12,500       11,000
- - ---------------------------------------------------------------------
Total cash and cash equivalents                   70,720       76,876
- - ---------------------------------------------------------------------
Securities available-for-sale: (cost of
  $562,536 and $576,790)                         548,719      588,442
Securities held-to-maturity: market value of
  $380,207 and $409,713                          385,224      399,453
Loans                                          1,349,720    1,319,287
Allowance for loan losses                        (28,646)     (29,596)
- - ----------------------------------------------------------------------
Loans, net                                     1,321,074    1,289,691
- - ---------------------------------------------------------------------
Banking premises and equipment, net               22,669       22,794
Accrued interest receivable                       17,492       18,949
Other real estate owned                           17,480       21,236
Goodwill, core deposit and other intangibles      14,144       15,451
Segregated assets                                  7,619        8,922
Other assets                                      30,193        8,922
- - ---------------------------------------------------------------------
Total assets                                  $2,435,334   $2,450,736
=====================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                      $2,165,974   $2,169,256
Mortgagors' escrow payments                        5,577        5,621
Accrued interest payable                           5,552        5,946
Accrued income taxes payable                           0        7,202
Accrued expenses and other liabilities             8,326        7,761
- - ---------------------------------------------------------------------
Total liabilities                              2,185,429    2,195,786
- - ---------------------------------------------------------------------
Stockholders' equity:
Serial preferred stock, $0.10 par value,
  10,000,000 shares authorized; none issued           --           --
Common stock, $0.10 par value, 40,000,000
  shares authorized; 9,535,827 and 9,529,430
  shares issued and outstanding                      954          953
Additional paid-in capital                       134,331      134,240
Retained earnings                                132,575      122,926
Treasury stock, at cost, 873,433 shares           (9,941)      (9,941)
- - ----------------------------------------------------------------------
                                                 257,919      248,178
Net unrealized gain/(loss) on securities
  available-for-sale                              (8,014)       6,772
- - ---------------------------------------------------------------------
Total stockholders' equity                       249,905      254,950
- - ---------------------------------------------------------------------
Total liabilities and stockholders' equity    $2,435,334   $2,450,736
=====================================================================
See accompanying notes to consolidated financial statements.

                  NBB BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Share Data, Unaudited)

 Three Months Ended June 30,            1994              1993
- - --------------------------------------------------------------
Interest and dividend income:
Interest and fees on loans             $26,842           $28,619
Interest and dividends on securities    14,393            14,216
Other interest                             135               128
- - ----------------------------------------------------------------
Total interest and dividend income      41,370            42,963
- - ----------------------------------------------------------------
Interest expense:
Interest on deposits                    16,810            18,784
- - ----------------------------------------------------------------
Total interest expense                  16,810            18,784
- - ----------------------------------------------------------------
Net interest income                     24,560            24,179
Provision for loan losses                  150               900
- - ----------------------------------------------------------------
Net interest income after provision
   for loan losses                      24,410            23,279
- - ----------------------------------------------------------------
Non-interest income:
Deposit and other banking fees           1,442             1,478
Gain (loss) on sales of securities, net   (841)              697
Other income                               377               227
- - ----------------------------------------------------------------
Total non-interest income                  978             2,402
- - ----------------------------------------------------------------
Operating expenses:
Salaries and employee benefits           5,479             5,364
Occupancy and equipment                  1,127             1,520
Deposit insurance                        1,250             1,205
Data processing                            883               790
Amortization of goodwill, core deposit
   and other intangibles                   654               793
Professional fees                          977               837
Office supplies, postage and
   telephone                               651               505
Customer account servicing                 292               378
Marketing                                  348               210
Insurance                                  132               207
Other                                      419               568
- - ----------------------------------------------------------------
Total operating expenses                12,212            12,377
- - ----------------------------------------------------------------
Other expenses:
OREO expense                             1,362             1,163
Equity in income of
   unconsolidated subsidiary                 0             (128)
- - ----------------------------------------------------------------
Total other expenses                     1,362             1,035
- - ----------------------------------------------------------------
Total expenses                          13,574            13,412
- - ----------------------------------------------------------------
Income before income taxes              11,814            12,269
Provision for income taxes               4,795             5,466
- - ----------------------------------------------------------------
Net income                             $ 7,019           $ 6,803
================================================================

Earnings per share                       $0.81             $0.79
Dividends per common share                0.30              0.26
Weighted average common shares
   outstanding                       8,662,130         8,605,873

See accompanying notes to consolidated financial statements.

                  NBB BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Share Data, Unaudited)

Six Months Ended June 30,               1994              1993
- - --------------------------------------------------------------
Interest and dividend income:
Interest and fees on loans             $53,381           $58,150
Interest and dividends on securities    29,035            27,515
Other interest                             242               253
- - ----------------------------------------------------------------
Total interest and dividend income      82,658            85,918
- - ----------------------------------------------------------------
Interest expense:
Interest on deposits                    33,593            38,044
- - ----------------------------------------------------------------
Total interest expense                  33,593            38,044
- - ----------------------------------------------------------------
Net interest income                     49,065            47,874
Provision for loan losses                  350             2,200
- - ----------------------------------------------------------------
Net interest income after provision
   for loan losses                      48,715            45,674
- - ----------------------------------------------------------------
Non-interest income:
Deposit and other banking fees           2,834             2,846
Gain (loss) on sales of securities, net   (389)            1,527
Other income                               603               417
- - ----------------------------------------------------------------
Total non-interest income                3,048             4,790
- - ----------------------------------------------------------------
Operating expenses:
Salaries and employee benefits          10,984            10,649
Occupancy and equipment                  2,405             3,178
Deposit insurance                        2,501             2,410
Data processing                          1,773             1,566
Amortization of goodwill, core deposit
   and other intangibles                 1,307             1,585
Professional fees                        1,729             1,531
Office supplies, postage and
   telephone                             1,269             1,179
Customer account servicing                 545               657
Marketing                                  572               381
Insurance                                  297               426
Other                                      778               971
- - ----------------------------------------------------------------
Total operating expenses                24,160            24,533
- - ----------------------------------------------------------------
Other expenses:
OREO expense                             2,188             2,180
Equity in income of
 unconsolidated subsidiary                 (22)             (112)
- - ----------------------------------------------------------------
Total other expenses                     2,166             2,068
- - ----------------------------------------------------------------
Total expenses                          26,326            26,601
- - ----------------------------------------------------------------
Income before income taxes              25,437            23,863
Provision for income taxes              10,593            10,662
- - ----------------------------------------------------------------
Net income                             $14,844           $13,201
================================================================

Earnings per share                       $1.71             $1.53
Dividends per common share                0.60              0.50
Weighted average common shares
   outstanding                       8,659,610         8,603,447

See accompanying notes to consolidated financial statements.

                               NBB BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                            (In Thousands, Except Per Share Data)
                                        (UNAUDITED)

                                                                                                         Unrealized
                                                                                                      Appreciation/
                                                                                                     (Depreciation)
                                          Additional                                       Unearned   on Securities
                                 Common      Paid-in         Retained       Treasury  Compensation-   Available for
                                  Stock      Capital         Earnings          Stock           ESOP            Sale         Total
                              ---------------------------------------------------------------------------------------------------
Balance at
December 31, 1993                  $953       $134,240       $122,926        ($9,941)          $ --          $6,772      $254,950
Net income                           --             --         14,844             --             --              --        14,844
Issuance of common stock
under stock option plan
(6,397 shares)                        1             91             --             --             --              --            92
Cash dividends paid
($.60 per share)                     --             --         (5,195)            --             --              --        (5,195)
Decrease in net unrealized
appreciation on securities
available-for-sale, net of
income tax benefit
of $12,575                           --             --             --             --             --         (14,786)      (14,786)
- - ---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994           $954       $134,331       $132,575        ($9,941)          $ --         ($8,014)     $249,905
=================================================================================================================================

Balance at
December 31, 1992                  $946       $133,274       $103,798        ($9,941)         ($283)     $      --      $227,794
Net income                           --             --         13,201             --             --             --        13,201
Issuance of common stock
under stock option plan
(16,353 shares)                       2            173             --             --             --             --           175


Cash dividends paid
($.50 per share)                     --             --         (4,303)            --             --             --        (4,303)
- - --------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993           $948       $133,447       $112,696        ($9,941)         ($283)     $      --      $236,867
================================================================================================================================

See accompanying notes to consolidated financial statements.

                               NBB Bancorp, Inc. and Subsidiary
                            Consolidated Statements of Cash Flows
                                         (Unaudited)

(In Thousands) Six Months Ended June 30,                          1994          1993
- - ------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                    $ 14,844      $ 13,201
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for loan losses                                        350         2,200
  Provision for OREO losses                                      1,019         1,467
  Loss (gain) on sales of securities, net                          389        (1,527)
  Net accretion of investments, loans and deposits                (811)         (363)
  Accretion of deferred loan fees                               (1,329)       (1,048)
  Amortization of goodwill, core deposit and
   other intangibles                                             1,307         1,585
  Depreciation expense                                             604           639
  Increase in accrued interest
   receivable and other assets, net                             (7,829)       (6,192)
  Decrease in mortgagors' escrow payments                          (44)          (91)
  Decrease in accrued expenses and other
   liabilities, net                                             (7,031)         (554)
- - ------------------------------------------------------------------------------------
     Net cash provided by operating activities                   1,469         9,317
- - ------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Purchase of securities available-for-sale                   (273,958)     (168,172)
  Proceeds from sales of securities available-for-sale         274,730       122,781
  Proceeds from maturities, calls and paydowns of
   securities available-for-sale                                13,442         7,272
  Purchase of securities held-to-maturity                      (28,261)      (78,402)
  Proceeds from sales of securities held-to-maturity                 -         4,305
  Proceeds from maturities, calls and paydowns of
   securities held-to-maturity                                  42,568         6,394
  Decrease (increase) in loans, net                            (30,998)       21,665
  Proceeds from loans sold                                         505         1,733
  Additions to banking premises and equipment                     (479)       (4,795)
  Decrease in other real estate owned                            2,737         2,180
- - ------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities           286       (85,039)
- - ------------------------------------------------------------------------------------
 Cash Flows from Financing Activities:
  Net increase (decrease) in deposits                           (2,808)       63,479
  Proceeds from issuance of common stock                            92           175
  Dividends paid on common stock                                (5,195)       (4,303)
- - ------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities        (7,911)       59,351
- - ------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       (6,156)      (16,371)
 Cash and cash equivalents at beginning of year                 76,876        73,635
- - ------------------------------------------------------------------------------------
 Cash and cash equivalents at end of year                      $70,720      $ 57,264
====================================================================================
 Supplementary Cash Flow Information:
  Interest paid on deposits                                    $34,461       $37,563
  Income taxes paid, net                                        24,101        11,574
  Non-cash Investing Activities:
  Foreclosures and in-substance foreclosures                     4,507         5,812
  Unrealized depreciation on securities
   available-for-sale                                          (14,786)            -
- - ------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements

                                               NBB BANCORP, INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 JUNE 30, 1994

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       The unaudited interim consolidated financial statements of NBB Bancorp, Inc. and Subsidiary (the Company) presented herein should be read in conjunction with the consolidated financial statements of NBB Bancorp, Inc. and Subsidiary for the year ended December 31, 1993 filed on Form 10-K.

       In the opinion of management, all of the adjustments (consisting of normal recurring accruals, unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying consolidated financial statements. Interim results are not necessarily indicative of results to be expected for the entire year.

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

   3.  EARNINGS PER SHARE
       The earnings per share calculation for the three and six-month periods ended June 30, 1994 and 1993 are based on weighted average shares outstanding. Weighted average shares outstanding is computed based on common stock issued less treasury stock held. The effect of outstanding stock options granted is not material.

   4.  COMMITMENTS
       At June 30, 1994, firm commitments to grant loans amounted to $13.0 million, commitments under standby letters of credit amounted to $121 thousand, unadvanced funds under construction loans amounted to $18.3 million, and unadvanced funds under commercial and home equity lines of credit amounted to $28.4 million. There were no commitments to sell loans at June 30, 1994.

   5.  DIVIDENDS
       On July 21, 1994, the Company announced that a $.30 per share dividend would be paid on August 12,1994 to stockholders of record on July 30, 1994.

   6.  RECENT DEVELOPMENT
       The Company entered into an Agreement and Plan of Merger with Fleet Financial Group, Inc. (Fleet) dated May 9, 1994, pursuant to which the Company will be merged with and into Fleet in a transaction in which Fleet will be the surviving entity. See the March 31, 1994 Form 10-Q filed for the Company which includes the full text of the Agreement.

   Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included in the 1993 Annual Report to Stockholders.

    Comparison of Results of Operations for the Three Months Ended June 30, 1994 and 1993
     OVERVIEW
    Net income for the second quarter of 1994 was $7.0 million or $0.81 per share, compared to $6.8 million or $0.79 per share earned in the second quarter of 1993. Lower deposit costs combined with increased average earning assets due to deposit growth was a major factor in the favorable variance. In addition, improved asset quality continued to have a positive impact on the results of operations.

    Net interest margin was 4.22% for the current quarter compared to 4.24% for the same quarter last year. Average earning assets increased by $43.9 million reflecting deposit and equity growth during the twelve-month period ended June 30, 1994.

    The provision for loan losses declined by $750 thousand from the second quarter of 1993 due to continued improvement in nonperforming assets. Nonperforming assets decreased by $17.0 million compared to June 30, 1993 and totaled $31.7 million at June 30, 1994.

    Total operating expenses amounted to $12.2 million for the quarter ended June 30, 1994 compared to $12.4 million for the same quarter last year. This decrease is primarily due to the consolidation of operations from acquired banks and the closing of two branch offices during the past twelve months.


     NET INTEREST INCOME
    Net interest income is the difference between interest and fees earned on the Company's loan and investment portfolios and the interest paid on deposits and borrowed funds.

    Net interest income increased $381 thousand from the same quarter last year, to $24.6 million, for the second quarter of 1994, due primarily to the increase in average earning assets. The decrease of two basis points in the net interest margin was not material and primarily reflects the fact that higher yielding assets, such as loans, were a smaller percentage of interest-earning assets due to the run-off of certain loans acquired as part of the Attleboro Pawtucket acquisition in August, 1992. That bank was acquired under a loss-sharing agreement with the FDIC and the loan run-off has been in line with expectations.

The following table presents an analysis of average balances of interest-earning assets and interest-bearing liabilities, yields earned and rates paid:

          CONSOLIDATED AVERAGE BALANCE SHEETS AND YIELDS EARNED AND RATES PAID

                                 (Dollars in Thousands)


Three Months Ended     June 30, 1994     December 31, 1993  June 30, 1993

                       Average            Average            Average
                       Balance   Rate     Balance   Rate     Balance   Rate
ASSETS:

Interest-earning assets:
 Loans               $1,338,944  8.02%  $1,316,056  8.14%  $1,332,522  8.59%
 Securities             909,124  5.89      914,485  5.95      891,303  6.10
 Mortgage-backed
  securities             61,076  6.64       68,129  6.34       38,535  6.43
 Federal funds sold and
  overnight deposits     14,082  3.84       11,402  3.01       16,989  3.01
                     ----------          ---------         ----------
Total interest-
 earning assets       2,323,226  7.13%   2,310,072  7.19%   2,279,349  7.54%
Allowance for loan
  losses                (29,074)   --      (30,043)   --      (34,431)   --
Noninterest-earning
  assets                 148,676    --      158,257   --      165,639    --
                     -----------         ----------        ----------
  Total assets         $2,442,828    --   $2,438,286  --   $2,410,557    --
                       ==========         ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:

 Interest-bearing
  liabilities:
 Savings deposits       $1,058,981  2.43%  $1,055,915  2.54%  $1,052,484  2.78%
 Time certificates
  of deposit             1,042,951  4.00    1,040,624  4.13    1,033,688  4.46
 Long-term debt                 --    --           94    --          283    --
                        ----------         ----------          ---------
 Total interest-
  bearing liabilities    2,101,932  3.21%   2,096,633  3.33%   2,086,455  3.61%
                                    -----              -----              -----

 Noninterest-bearing
  liabilities               92,402    --       97,968    --       91,074    --
                        ----------         ----------         ----------
 Total liabilities       2,194,334    --    2,194,601    --    2,177,529    --
                        ----------         ----------         ----------
 Stockholders' equity      248,494    --      243,685    --      233,028    --
                        ----------         ----------         ----------
Total liabilities and
  stockholders' equity  $2,442,828    --   $2,438,286    --   $2,410,557    --
                       ===========         ==========         ==========


Interest rate spread                3.92%              3.87%              3.93%
Net interest margin                 4.22%              4.17%              4.24%


                        RATE/VOLUME ANALYSIS
The following table shows the change in interest and dividend income, and interest expense, for each major category of interest-earning assets and interest-bearing liabilities. The amount of the change due to volume and rate has been allocated proportionately to volume and rate for the periods indicated.

Three Months Ended June 30,         1994 Compared to 1993
                                   Increase    Increase
                                  (Decrease)  (Decrease)
                                    Due to      Due to
(In Thousands)                      Volume       Rate     Total
Interest, fees and dividend income:
Loans                                 $110    $(1,887)  $(1,777)
Securities                             642       (465)      177
Other                                  (24)        31         7
- - ----------------------------------------------------------------
Total interest and dividend income     728     (2,321)   (1,593)
- - ----------------------------------------------------------------
Interest expense:
Savings deposits                        44       (919)     (875)
Time certificates of deposit           102     (1,201)   (1,099)
- - ----------------------------------------------------------------
Total interest expense                 146     (2,120)   (1,974)
- - ----------------------------------------------------------------
Net interest income                   $582    $  (201)  $   381
- - ---------------------------------------------------------------

 PROVISION FOR LOAN LOSSES
The provision for loan losses for the second quarter of 1994 was $150 thousand, a $750 thousand decrease from the amount provided in the second quarter of 1993. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making its decision, management considers a number of factors, including prior experience relative to the loan portfolio mix, economic conditions, especially regional economic trends, internal analysis and the results of examinations conducted by bank regulatory authorities. During the past twelve months, the Company experienced a substantial decrease in nonperforming loans. This decrease resulted in the Company's decision to reduce its provision for loan losses compared to prior periods. In spite of this reduction in the provision, the Company maintains strong asset-quality ratios. As of June 30, 1994, the allowance for loan losses was $28.6 million or 2.12% of total loans, compared to $33.4 million or 2.52% at June 30, 1993. Nonperforming loans represented 1.06% and 1.81% of the total loan portfolio at June 30, 1994 and 1993, respectively.



 OTHER INCOME
The increase in other income from the second quarter of 1993 to the second quarter of 1994, excluding securities gains, was due primarily to interest on state tax refunds due to the Company.

The trend in interest rates, as well as the uncertainty regarding future government actions with regard to rates, prompted a decision to shorten the maturity of the securities portfolios, which was accomplished by the sale of some longer term securities available-for-sale resulting in net losses of $841 thousand being recognized during the current quarter. This resulted in the unfavorable variance of $1.5 million in securities gains/losses compared to the quarter ended June 30, 1993.

 OPERATING EXPENSES
Operating expenses totaled $12.2 million for the second quarter of 1994 compared to $12.4 million in the second quarter of 1993. This decrease came as a result of the consolidation of operations from the two prior acquisitions and a critical review of the branch network which resulted in closing four branch offices in 1993. The overhead ratio for the second quarter of 1994 was 2.01%, five basis points lower than for the second quarter of 1993. Certain nonrecurring expenses, totaling $350 thousand, were incurred in the second quarter of 1994 as a result of the pending acquisition of the Company by Fleet Financial Group.

The $115 thousand increase in compensation was primarily the result of general salary increases, changes in certain staff positions and the addition of commissioned loan originators. The reductions in occupancy and equipment as well as insurance expense were the result of branch closings. Deposit insurance increased due to the increase in the overall deposit base during the last twelve-month period. Data processing increased as a result of growth and the need for additional reporting capabilities. Professional fees increased as a result of investment banker fees related to the pending acquisition of the Bancorp by Fleet Financial Group. Office supplies, postage and telephone increased primarily due to the costs related to the installation of an updated phone system. Amortization of goodwill, core deposit and other intangibles decreased as the core deposit intangibles created as a result of the two most recent acquisitions amortize on accelerated methods triggering more expense in the earlier years. Marketing increased as more resources were expended to better promote the products offered throughout the Bank's market area.

  OTHER EXPENSES
OREO consists of properties acquired through foreclosure or substantively foreclosed properties as well as an investment in a condominium project from a previous acquisition. OREO expense increased $199 thousand from the second quarter of 1993 to $1.4 million in the second quarter of 1994. Provisions for losses on OREO properties totaled $368 thousand, a decrease of $282 thousand compared to the same period last year. Operating expenses for OREO properties increased by $481 thousand for the second quarter of 1994 compared to the same period last year. This increase was primarily due to expenses being paid for several large commercial OREO properties.

 INCOME TAX EXPENSE
The effective income tax rate for the second quarter of 1994 was 40.6% compared to 44.6% for the same quarter in 1993. During the fourth quarter of 1993, the Bank formed two securities corporations to manage portions of the Bank's investment portfolio. These subsidiaries are Massachusetts securities corporations which receive favorable tax treatment under Massachusetts tax laws. The reduction in the effective tax rate for the current quarter is the result of the reduced tax rate on the income of these corporations.

Comparison of Results of Operations for the Six Months Ended June 30,
 1994 and 1993

 OVERVIEW
Net income for the six-month period ended June 30, 1994 was $14.8 million or $1.71 per share, 12% greater than the $13.2 million or $1.53 per share earned in the first six months of 1993. Lower deposit costs combined with increased average earning assets due to deposit growth was a major factor in the favorable variance. In addition, improved asset quality continued to have a positive impact on the results of operations.

Net interest margin was 4.21% for the current six-month period compared to 4.23% for the same period last year. Average earning assets increased by $69.8 million reflecting deposit and equity growth during the twelve-month period ended June 30, 1994.

The provision for loan losses declined by $1.9 million from the six months ended June 30, 1993 due to continued improvement in nonperforming loans.

Total operating expenses amounted to $24.2 million for the six months ended June 30, 1994 compared to $24.5 million for the same period last year. This represents a decrease of 1.5% and is the result of the continued consolidation of operations from acquired banks and the closing of four branch offices since January 1, 1993. As noted in the comparison of operations for the three month periods above, $350 thousand of expenses were incurred in 1994 for investment banker fees related to the Company's pending acquisition by Fleet Financial Group.

 NET INTEREST INCOME
Net interest income increased $1.2 million from the same six-month period last year, to $49.1 million, for the six months ended June 30, 1994, due primarily to the increase in average earning assets. The decrease of two basis points in the net interest margin was not material and primarily reflects the fact that higher yielding assets, such as loans, were a smaller percentage of interest-earning assets due to the run-off of certain loans acquired as part of the Attleboro Pawtucket acquisition in August, 1992. As noted above, the bank was acquired under a loss-sharing agreement with the FDIC and the loan run-off has been in line with expectations.

The following table presents an analysis of average balances of interest-earning assets and interest-bearing liabilities, yields earned and rates paid:

     CONSOLIDATED AVERAGE BALANCE SHEETS AND YIELDS EARNED AND RATES PAID
                           (Dollars in Thousands)


Six Months Ended                June 30, 1994       June 30, 1993

                                Average              Average
                                Balance   Rate       Balance   Rate

ASSETS:

Interest-earning assets:
Loans                         $1,333,239  8.02%    $1,344,027  8.66%
Securities                       913,902  5.90        854,905  6.13
Mortgage-backed
  securities                      62,646  6.66         38,125  6.91
Federal funds sold and
  overnight deposits              14,005  3.49         16,915  3.02
                               ---------            ---------
Total interest-
  earning assets               2,323,792  7.12%     2,253,972  7.63%
Allowance for loan
  losses                         (29,361)   --        (34,630)   --
Noninterest-earning
  assets                         153,358    --        160,977    --
                              ----------           ----------
Total assets                  $2,447,789    --     $2,380,319    --
                              ==========           ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
Savings deposits              $1,055,109  2.43%    $1,046,666  2.94%
Time certificates
  of deposit                   1,045,949  4.03      1,013,931  4.53
Long-term debt                        --    --            283    --
                              ----------         ------------
Total interest-
  bearing liabilities          2,101,058  3.22%     2,060,880  3.72%
                                          -----                -----

Noninterest-bearing
  liabilities                     95,005    --       88,567    --
                              ----------         ----------
Total liabilities              2,196,063    --    2,149,447    --
                              ----------          ---------
Stockholders' equity             251,726    --      230,872    --
                              ----------         ----------
Total liabilities and
  stockholders' equity        $2,447,789    --   $2,380,319    --
                              ==========         ==========


Interest rate spread                      3.90%              3.91%
Net interest margin                       4.21%              4.23%


                              RATE/VOLUME ANALYSIS
The following table shows the change in interest and dividend income, and interest expense, for each major category of interest-earning assets and interest-bearing liabilities. The amount of the change due to volume and rate has been allocated proportionately to volume and rate for the periods indicated.

Six Months Ended June 30,             1994 Compared to 1993
                                   Increase    Increase
                                  (Decrease)  (Decrease)
                                    Due to      Due to
(In Thousands)                      Volume       Rate     Total
Interest, fees and dividend income:
Loans                               $ (436)   $(4,333)  $(4,769)
Securities                           2,585     (1,065)    1,520
Other                                  (47)        36       (11)
- - ---------------------------------------------------------------
Total interest and dividend income   2,102     (5,362)   (3,260)
- - ---------------------------------------------------------------
Interest expense:
Savings deposits                       122     (2,664)   (2,542)
Time certificates of deposit           700     (2,609)   (1,909)
- - ---------------------------------------------------------------
Total interest expense                 822     (5,273)   (4,451)
- - ---------------------------------------------------------------
Net interest income                 $1,280    $   (89)  $ 1,191
- - ---------------------------------------------------------------

 PROVISION FOR LOAN LOSSES
The provision for loan losses for the six months of 1994 was $350 thousand, a $1.9 million decrease from the amount provided in the first six months of 1993. The reduction in nonperforming loans and modest loan growth has resulted in the Company's decision to reduce its provision for loan losses compared to prior periods.

 OTHER INCOME
The increase in other income from the six months of 1993 to the same period in 1994, excluding securities gains, was due primarily to interest on state tax refunds due to the Company.

Net losses on sales of securities for the six-month period ended June 30, 1994 were $389 thousand compared to net gains on sales of securities of $1.5 million for the six-month period ended June 30, 1993. Net losses of $841 thousand recognized in the second quarter of 1994, as discussed in the analysis of operations for the three month period ended June 30, 1994 compared to 1993 above, resulted in this variance.

 OPERATING EXPENSES
Operating expenses totaled $24.2 million for the six months ended June 30, 1994 compared to $24.5 million for the same period in 1993. This decrease came as a result of further consolidation of operations from the two prior acquisitions and a critical review of the branch network. Four branches were closed during 1993. The overhead ratio for the first six months of 1994 was 1.99% compared to 2.08% for the same period in 1993.

The $335 thousand increase in compensation was primarily the result of general salary increases, changes in certain staff positions and the addition of commissioned loan originators. The reductions in occupancy and equipment and insurance expense are the result of branch closings during 1993. Deposit insurance increased due to the increase in the overall deposit base during the last twelve-month period. Data processing increased as a result of growth and the need for additional reporting capabilities. Professional fees increased as a result of investment banker fees related to the pending acquisition of the Company by Fleet Financial Group. Office supplies, postage and telephone increased due to the costs related to the installation of an updated phone system. Amortization of goodwill, core deposit and other intangibles decreased as the core deposit intangibles created as a result of the two most recent acquisitions amortize on accelerated methods triggering more expense in the earlier years. Marketing increased as more resources were expended to better promote the products offered throughout the Company's market area.

  OTHER EXPENSES
Total OREO expense remained unchanged at $2.2 million for the six-month periods ended June 30, 1994 and 1993. Provisions for OREO properties totaled $1.0 million, a decrease of $449 thousand compared to the same period last year. Operating expenses for OREO properties increased by $456 thousand for the six months ended June 30, 1994 compared to the same period last year. Larger provisions were considered necessary to cover expected exposure in the first six months of 1993 than in the current period. Certain expenses were incurred on several large commercial OREO properties during 1994 causing operating expenses to be higher in the current period than in the comparable period in 1993.

 INCOME TAX EXPENSE
The effective income tax rate for the first six months of 1994 was 41.6% compared to 44.7% for the same period in 1993. This reduction, as noted above in the discussion of the reduction for the comparable quarters, is due to the formation of two securities corporations to manage portions of the Bank's investment portfolio which receive favorable tax treatment under Massachusetts tax laws.

 FINANCIAL CONDITION
Total assets and deposits decreased by $15.4 million and $3.3 million, respectively, from December 31, 1993. The increase in loan demand and the slight reduction in deposits since December 31, 1993 caused the reduction in the securities portfolio as liquidity was needed to fund loan growth. The improvement in nonperforming assets and changes made in the securities portfolio have contributed to maintaining a strong, highly liquid balance sheet at June 30, 1994. Return on average assets was 1.15% for the current quarter and 1.22% for the first six months of 1994. Return on average equity was 11.33% and 11.89% for those same periods, respectively.

SECURITIES
Securities decreased $54.0 million since December 31, 1993 as a result of an increase in residential loan demand coupled with level deposit flows during the last six months. Securities were 40.7% of earning assets at June 30, 1994 compared to 42.6% at December 31, 1993. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993.

In complying with SFAS No. 115, the Company classified $548.7 million, or 58.8% of its securities at June 30, 1994 as available-for-sale.

Securities available-for-sale provide liquidity, facilitate interest rate sensitivity management, and enhance the Company's ability to respond quickly to the customers' needs should loan demand increase and/or deposit growth slow. The trend in interest rates prompted investment changes which resulted in a shortening of the average maturity of the portfolio during the current quarter. The shortening of the portfolio is evident from the impact on the one year interest rate sensitivity decreasing from 16.1% at March 31, 1994 to 12.4% at June 30, 1994.

Securities held-to-maturity, which totaled $385.2 million or 41.2% of securities at June 30, 1994, are those securities which the Company has the positive intent and ability to hold to maturity.

 LOANS
Total loans, as well as loans as a percentage of earning assets, increased since December 31, 1993. The increase is the result of more demand in residential loans. Commercial loans continued to decrease. This decrease is driven by the dynamics of the loan portfolio acquired as part of the Attleboro Pawtucket Savings Bank (APSB) acquisition. Since the acquisition of APSB, there has been an inherent loss in commercial loans outstanding which impacts the overall potential for loan growth.

Former APSB mortgage, second mortgage, home equity and commercial loans which become nonperforming are reclassified as Segregated Assets until they are resolved, thus immediately reducing the appropriate loan category. In addition, APSB was lending to certain lines of business which the Company had chosen not to enter, or, in some cases, has chosen to reduce total exposure, which meant that certain segments of the portfolio were intentionally not being replaced. Commercial loan balances have declined but residential loan balances have increased since June 30, 1993.

 ASSET QUALITY
Because of some of the unique elements of the agreement between New Bedford Institution for Savings (NBIS) and the FDIC in conjunction with the APSB transaction, the discussion of asset quality is divided into two sections. The first pertains to NBIS and includes, where applicable, performing loans from the APSB portfolio and related reserves. It excludes, however, any APSB nonperforming loans covered by the loss-sharing agreement. As a result of this, certain ratios related to nonperforming assets and loans have been favorably impacted. APSB nonperforming loans which fall under the loss-sharing agreement have been designated as Segregated Assets throughout the consolidated financial statements and are, along with the associated allowances, charge-offs and recoveries, discussed separately under that caption. Because of the structure of the agreement, there have been very few APSB nonperforming assets that are not covered by the agreement (nonperforming consumer loans totaling $40 thousand), so for discussion purposes, the term "shared-loss" will not be used when discussing APSB nonperforming loans or Segregated Assets.

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

During the fourth and fifth years following the acquisition, the Bank will pay to the FDIC an amount equal to 80% of the gross amount of recoveries during such period on charge-offs of commercial, commercial real estate, residential mortgage and home equity loans that occur during the three years following the acquisition. If, at the end of the five-year period, total net charge-offs exceed $49 million, the FDIC will pay the Bank an amount equal to 15% of the difference between total net charge-offs and $49 million. Net charge-offs on shared-loss assets since the acquisition total $8.6 million, of which the Company's share is 20%, or $1.7 million.

 NONPERFORMING ASSETS
For the eighth consecutive quarter, the Company had a decrease in the level of nonperforming assets. The level at June 30, 1994 of $31.7 million decreased $1.4 million from March 31, 1994.

The following table shows the composition of nonperforming assets:

                                       June 30,     December 31,
(In thousands)                            1994             1993
- - ---------------------------------------------------------------
Nonperforming Loans:
Residential real estate                $ 4,934          $ 6,307
Commercial                               9,253            9,096
Consumer                                    62               67
- - ---------------------------------------------------------------
Total nonperforming loans               14,249           15,470
- - ---------------------------------------------------------------
Other Real Estate Owned:
Real estate acquired by foreclosure     16,107           17,861
Real estate substantively foreclosed       560            2,375
Investment in condominium project          813            1,000
- - ---------------------------------------------------------------
Total other real estate owned           17,480           21,236
- - ---------------------------------------------------------------
Total nonperforming assets             $31,729          $36,706
- - ---------------------------------------------------------------


Total nonperforming assets as
a percentage of total assets               1.3%             1.5%
- - ----------------------------------------------------------------

Allowance for loan losses
as a percentage of total non-
performing loans                           201%             191%
- - ----------------------------------------------------------------

Restructured loans that are performing
and not included above                  $2,344           $6,182
- - ---------------------------------------------------------------

Foregone interest on nonperforming and restructured loans totaled approximately $413 thousand for the six months ended June 30, 1994 compared to $885 thousand for the same period in 1993.

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

The tables below present average loans, total loans and an analysis of the allowance for loans losses, including charge-offs and recoveries for the three and six month periods as noted:

 Three Months Ended June 30,                  1994            1993
 ---------------------------                 -----            ----
(In thousands)
Average loans outstanding during
  the period                              $1,338,944      $1,332,522
- - --------------------------------------------------------------------
Loans outstanding, end of period           1,349,720       1,329,135
- - --------------------------------------------------------------------
Allowance for loan losses,
  beginning of period                         29,238          34,084
Loans charged off:
Commercial                                      (144)         (1,478)
Real estate-residential                         (718)           (303)
Consumer                                         (70)           (144)
- - ---------------------------------------------------------------------
Total                                           (932)         (1,925)
- - ---------------------------------------------------------------------
Recoveries:
Commercial                                       141             166
Real estate-residential                           15             100
Consumer                                          21              61
- - --------------------------------------------------------------------
Total                                            177             327
- - --------------------------------------------------------------------
Net loans charged off                           (755)         (1,598)
Transfer from segregated assets                   13              55
Provision for loan losses                        150             900
- - --------------------------------------------------------------------
Allowance for loan losses
  end of period                               28,646          33,441
- - --------------------------------------------------------------------
Net loans charged off as a percent-
  age of average loans outstanding (annualized)  .23%            .48%
- - ---------------------------------------------------------------------

Six Months Ended June 30,                      1994            1993
- - ------------------------------                -----            ----
(In thousands)
Average loans outstanding during
  the period                              $1,333,239      $1,344,027
- - --------------------------------------------------------------------
Loans outstanding, end of period           1,349,720       1,329,135
- - --------------------------------------------------------------------
Allowance for loan losses,
  beginning of period                         29,596          34,588
Loans charged off:
Commercial                                      (688)         (2,441)
Real estate-residential                         (899)           (615)
Consumer                                         (70)           (224)
- - ---------------------------------------------------------------------
Total                                         (1,657)         (3,280)
- - ---------------------------------------------------------------------
Recoveries:
Commercial                                       478             169
Real estate-residential                           37             140
Consumer                                          26              63
- - --------------------------------------------------------------------
Total                                            541             372
- - --------------------------------------------------------------------
Net loans charged off                         (1,116)         (2,908)
Transfer to segregated assets                   (184)           (439)
Provision for loan losses                        350           2,200
- - --------------------------------------------------------------------
Allowance for loan losses
  end of period                               28,646          33,441
- - --------------------------------------------------------------------

Net loans charged off as a percent-
  age of average loans outstanding (annualized)  .17%             .43%
- - ----------------------------------------------------------------------

The decline in nonperforming loans, coupled with the decline in commercial loans as a percentage of the loan portfolio, allowed the Company to decrease the total allowance from $33.4 million at June 30, 1993 to $28.6 million at June 30, 1994 while maintaining strong asset quality ratios. The allowance totaled 2.12% of total loans at June 30, 1994 compared to 2.52% on the same date last year, while the allowance equaled 201% of nonperforming loans compared to 139%, respectively, for those same dates.

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

An analysis of Segregated Assets at June 30, follows:
- - -----------------------------------------------------
(In thousands)
                                                     1994       1993
                                                  --------   --------
Nonperforming loans                                $5,804    $ 6,431
In-substance foreclosures                           1,279      4,992
Acquired by foreclosure                             1,383        742
- - --------------------------------------------------------------------
                                                    8,466     12,165
Allowance for losses                                 (847)    (1,216)
- - --------------------------------------------------------------------
Total                                              $7,619    $10,949
- - --------------------------------------------------------------------

At June 30, 1994, $8.5 million of Segregated Assets represented an exposure to the Company of $1.7 million. An allowance of $847 thousand or 50% of the exposure was considered adequate by management. During the quarter, $13 thousand of allowance for losses was transferred back to the Bank's allowance for losses due to the relative reduction in segregated asset balances while $217 thousand of charge-offs were taken, representing the Company's 20% share of the losses for the quarter. Year-to-date losses to the Bank totaled $330 thousand. The credit loss experience to date on the APSB portfolio has been satisfactory and it appears that the allowance established as part of the APSB transaction is adequate to cover both shared losses and the Company's exposure after the agreement expires.

 OTHER ASSETS
Goodwill, core deposit and other intangibles decreased $1.3 million due to amortization of the components since December 31, 1993. The other asset category increased primarily due to the $12.6 million deferred income tax impact of the market value change in securities available-for-sale.

 DEPOSITS
Deposits decreased slightly from December 31, 1993. However, deposits have increased $8.5 million during the twelve-month period ended June 30, 1994.

 STOCKHOLDERS' EQUITY
As a result of complying with SFAS No. 115, as of June 30, 1994, stockholders' equity was decreased by approximately $8.0 million, representing the unrealized loss on securities available-for-sale, less applicable income taxes. As of December 31, 1993, stockholders' equity was increased by approximately $6.8 million, representing the unrealized gain on securities available-for-sale, less applicable income taxes.

 LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to a Bank's ability to meet funding needs for operations, deposit outflows, loan growth and other commitments on a timely and cost effective basis. The Bank's principal sources of liquidity are deposits, loan payments and income and investment maturities and sales. In addition, the Bank is a member of the Federal Home Loan Bank of Boston (FHLB), where it has access to a pre-approved line of credit as well as additional borrowing capacity. The Bank has had no borrowings from the FHLB since 1990. The marketability of certain assets, such as loans, that can be sold or securitized provides another potential source of liquidity. During the last three years, through a combination of acquisitions, limited loan growth due to the recession, and the run-off of higher risk loans that were acquired, the Bank has become increasingly liquid. At June 30, 1994 and December 31, 1993 the ratio of loans to deposits were 62.3% and 60.8%, respectively. Average deposits and stockholders' equity were 90.4% and 10.8% of average earning assets, respectively, for the first six months of 1994 compared to 91.4% and 10.2% for the six months of 1993. The Company's source of liquidity is dividends from the Bank.

Total capital was $249.9 million at June 30, 1994, compared to $255.0 million at December 31, 1993. All capital ratios at June 30, 1994, of both the Company and the Bank exceed the regulatory minimums and are presented below:

                                                                Minimum
                                                                Regulatory
                                        Company       Bank      Requirement
Tier 1 Capital ratio
   to risk-weighted assets              20.4%         20.4%        4.0%
Total Risk-based Capital ratio          21.4%         21.4%        8.0%
Leverage Capital ratio                  10.0%          9.9%    3.0 to 5.0%


 ASSET AND LIABILITY MANAGEMENT
Financial institutions are subject to interest rate risk to the extent that their interest-bearing liabilities mature and reprice more or less frequently than their interest-earning assets. The Bank's largest category of interest-earning assets are fixed-rate mortgage loans which are held in its own portfolio. Historically, these loans have had an actual life that was substantially less than contractual maturity. At June 30, 1994, the Bank's one-year liability-sensitive gap of $300.9 million represented 12.4% of total assets, a reduction from the 16.1% at March 31, 1994 and 17.9% at June 30, 1993 as Management took steps to recognize recent rate increases and continual uncertainty regarding rates.

  The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities at June 30, 1994. Fixed-rate loans and pass-through certificates are shown in the table in the time periods corresponding to principal amortization which has been computed based on their respective weighted average maturities and weighted average rates. Adjustable-rate loans and securities are allocated to the period in which the rates would be next adjusted. The table does not reflect partial or full prepayment of loans and certain securities prior to final contractual maturity. Analysis of the Bank's non-certificate deposit accounts in 1993 shows that only a portion of savings, money market deposit and NOW accounts are rate sensitive. Deposit balances have been distributed accordingly in the 0 to 5-year time bands. In accordance with the proposed Federal Reserve guidelines for risk-based capital standards which account for interest rate risk, no amounts related to such deposit accounts are placed beyond five years. A deficiency of rate-sensitive assets over rate-sensitive liabilities will generally result in increased net interest income during a period of falling interest rates and in decreased net interest income during a period of rising interest rates.



                                       UP TO         1-3          3-5        5-10
                                      1 YEAR        YEARS        YEARS       YEARS     THEREAFTER         TOTAL

Interest sensitive assets:
    Federal funds sold               $ 12,500    $      -     $      -    $      -       $      -    $   12,500
    U. S. Government, U. S. agency
      and other bond obligations      255,389     281,977      275,372      36,201            102       849,041
    Mortgage-backed securities          4,848       6,859        7,391      19,128         19,641        57,867
    Residential mortgage loans:
      Adjustable-rate loans           215,225      79,979        4,218           -             94       299,516
      Fixed-rate loan amortization     18,119      39,869       45,012     138,202        486,719       727,921
    Construction mortgage loans:
      Adjustable-rate loans               315         854           78           -              -         1,247
      Fixed-rate loan amortization        174         364          419       1,348         10,689        12,994
    Home equity loans                  43,756           -           40           -              -        43,796
    Second mortgage loans               3,078       2,606        2,263       4,168          1,184        13,299
    Consumer loans                     19,309       4,482        1,210         490             19        25,510
    Commercial loans:
      Adjustable-rate loans           187,528       2,070          107          82            322       190,109
      Fixed-rate loan amortization     19,075       9,358        4,059       1,898            746        35,136
    Commercial construction loans:
      Adjustable-rate loans             4,491           -            -           -              -         4,491
      Fixed-rate loan amortization      1,148           -            -           -              -         1,148
- - ---------------------------------------------------------------------------------------------------------------
             Total                   $784,955    $428,418     $340,169    $201,517       $519,516    $2,274,575
===============================================================================================================
Interest sensitive liabilities:
    Money market deposits          $  115,598    $184,956     $161,837          $-            $ -    $  462,391
    Time certificates                 810,048     240,655        3,044           3             11     1,053,761
    NOW                                19,931      80,199       63,805           -              -       163,935
    Other savings                     140,296     100,211      160,338           -              -       400,845
- - ---------------------------------------------------------------------------------------------------------------
             Total                 $1,085,873    $606,021     $389,024          $3            $11    $2,080,932
===============================================================================================================



                                     UP TO         1-3          3-5        5-10
                                     1 YEAR        YEARS        YEARS      YEARS         THEREAFTER    TOTAL

Excess (deficiency) of rate
sensitive assets over rate
sensitive liabilities               $(300,918)   $(177,603)   $(48,855)    $201,514       $519,505     $193,643
===============================================================================================================

Cumulative excess (deficiency) of
rate sensitive assets over rate
sensitive liabilities               $(300,918)   $(478,521)  $(527,376)   $(325,862)      $193,643
===============================================================================================================
Cumulative excess (deficiency)
as a percentage of total assets         (12.4)%      (19.6)%     (21.7)%      (13.4)%          8.0%



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

In May 1993, the FASB issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which is effective for the Company on January 1, 1995. Generally, the quantification of the impairment of a loan under this statement requires the discounting of expected future cash flows at the loan's original effective rate as opposed to the utilization of a market rate. In addition, the criteria for classifying a loan as an in-substance foreclosure was modified so that such classification applies only when a creditor has taken possession of the loan collateral. The effect of adopting this statement has not been fully determined but is not expected to have a material adverse effect on the Company's consolidated financial statements.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

          The Company and its subsidiary are not involved in any pending legal proceedings other than those in the ordinary course of their businesses. Management believes that the resolution of these matters will not materially affect their businesses or the consolidated financial condition of Bancorp and its subsidiary.

Item 2.  Changes in Securities.

          Not applicable.

Item 3.  Defaults Upon Senior Securities.

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

          The Company held it Annual Meeting of Stockholders on Wednesday, May 18, 1994 at 10:00 A.M., local time, at the Hawthorne Country Club, 970 Tucker Road, North Dartmouth, Massachusetts for the purpose of electing a class of two directors to serve for a three-year term and to ratify the appointment of KPMG Peat Marwick as independent auditors.
          Management of the Bancorp nominated and the stockholders elected Maurice F. Downey and Charles T. Toomey to serve a term of three years until the 1997 Annual Meeting. No other persons were nominated for election as directors.
          The Board of Directors recommended and the stockholders ratified the appointment of KPMG Peat Marwick as independent auditors for the Bancorp.

Item 5.  Other Information.

          DIVIDEND
          A dividend of $.30 per common share was paid on May 13, 1994 to shareholders of record on April 30, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

               a.  Exhibits - Exhibit 10(s)
                            - Exhibit 10(t)
                            - Exhibit 10(u)
                            - Exhibit 11 Computation of Per Share Earnings

               b.  Reports on Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NBB Bancorp, Inc.
                                       (Registrant)

Date:  August 12, 1994       By  /s/ Robert McCarter
                             Robert McCarter
                             Chairman, President and CEO

Date:  August 12, 1994       By  /s/ Irving J. Goss
                             Irving J. Goss
                  Senior Vice President, Treasurer and CFO
                  (Principal Financial and Accounting Officer)

Exhibit 11


         COMPUTATION OF PRIMARY AND FULLY DILUTED EARNINGS PER SHARE
          For the Quarter and Six-Month Periods Ended June 30, 1994
              (Dollars in thousands except per share amounts)

The information below is presented to comply with Regulation S-K Item 601. The computation is not used or required in the consolidated statements of income as its dilutive effect on simple earnings per share is less than 3%.

For the Quarter Ended June 30, 1994
                                             Primary EPS       Fully Diluted EPS
                                             -----------       -----------------
       Weighted average shares                 8,662,130           8,662,130
       Common Stock Equivalents (CSE)
        Stock options                            169,462             169,462
                                               ---------           ---------
       Primary weighted average shares         8,831,592           8,831,592
       Additional CSE                          =========              18,898
                                                                   ---------
       Fully diluted weighted average shares                       8,850,490
                                                                   =========
       Net income                            $     7,019         $     7,019

       Earnings per share                    $      0.79         $      0.79
For the Six-Month Period Ended June 30, 1994
                                             Primary EPS       Fully Diluted EPS
                                             -----------       -----------------
       Weighted average shares                 8,659,610           8,659,610
       Common Stock Equivalents (CSE)          ---------           ---------
        Stock options                            158,118             158,118
       Primary weighted average shares         8,817,728           8,817,728
                                               ---------           ---------
       Additional CSE                                                 31,767
       Fully diluted weighted average shares                       8,849,495
                                                                   =========
       Net income                            $    14,844         $    14,844
                                               =========           =========
       Earnings per share                    $      1.68         $      1.68
                                               =========           =========