Form 10-Q
period 1994-09-30
NBB BANCORP INC
filed 1994-11-14
CIK 829732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of THE
SECURITIES EXCHANGE ACT OF 1934

FOR the quarter ended September 30, 1994
                                  or
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File No. 1-10396

                                NBB BANCORP,INC.
          (Exact name of registrant as specified in its charter)

                   Delaware                        04-2997971
      State or other jurisdiction of            (I.R.S.Employer
      incorporation or organization)         Identification Number)

     174 Union Street, New Bedford, Massachusetts            02740
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


                                      Yes   X      No

At November 9, 1994, there were 8,674,594 shares of common stock, par value $.10, issued and outstanding.

                      NBB Bancorp, Inc. and Subsidiary


                                   INDEX

PART I - FINANCIAL INFORMATION                                Page No.

         Item 1.

         Consolidated Balance Sheets at September 30,
         1994 and December 31, 1993                               3

         Consolidated Statements of Income for the
         three months ended September 30, 1994 and 1993           4

         Consolidated Statements of Income for the
         nine months ended September 30, 1994 and 1993            5

         Consolidated Statements of Changes in
         Stockholders' Equity for the nine months
         ended September 30, 1994 and 1993                        6

         Consolidated Statements of Cash Flows for
         the nine months ended September 30, 1994 and 1993        7

         Notes to Consolidated Financial Statements             8-9

         Item 2.

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations        10-26


PART II - OTHER INFORMATION                                      27

SIGNATURES                                                       28

EXHIBITS
Exhibit 11  Computation of Per Share Earnings

FINANCIAL DATA SCHEDULES

                         NBB Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                   (In Thousands, Except Share Data, Unaudited)

                                             September 30, December 31,
                                                  1994         1993

ASSETS:
Cash and due from banks                       $   67,115   $   65,876
Federal funds sold and overnight deposits         15,000       11,000
Total cash and cash equivalents                   82,115       76,876
Securities available-for-sale:
  (cost of $642,034 and $576,790)                625,758      588,442
Securities held-to-maturity:
  market value of $361,109 and $409,713          367,886      399,453
Loans                                          1,341,099    1,319,287
Allowance for loan losses                        (27,190)     (29,596)
Loans, net                                     1,313,909    1,289,691
Banking premises and equipment, net               22,396       22,794
Accrued interest receivable                       16,563       18,949
Other real estate owned                           14,095       21,236
Goodwill, core deposit and other intangibles      13,490       15,451
Segregated assets                                  5,753        8,922
Other assets                                      27,575        8,922
Total assets                                  $2,489,540   $2,450,736

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits                                      $2,214,503   $2,169,256
Mortgagors' escrow payments                        6,101        5,621
Accrued interest payable                           6,108        5,946
Accrued income taxes payable                           0        7,202
Accrued expenses and other liabilities             9,209        7,761
Total liabilities                              2,235,921    2,195,786
Stockholders' equity:
Serial preferred stock, $0.10 par value,
  10,000,000 shares authorized; none issued           --           --
Common stock, $0.10 par value, 40,000,000
  shares authorized; 9,537,627 and 9,529,430
  shares issued and outstanding                      954          953
Additional paid-in capital                       134,373      134,240
Retained earnings                                137,777      122,926
Treasury stock, at cost, 873,433 shares           (9,941)      (9,941)
                                                 263,163      248,178
Net unrealized gain/(loss) on securities
  available-for-sale                              (9,544)       6,772
Total stockholders' equity                       253,619      254,950
Total liabilities and stockholders' equity    $2,489,540   $2,450,736

See accompanying notes to consolidated financial statements.

                  NBB BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Share Data, Unaudited)

Three Months Ended September 30,         1994               1993
Interest and dividend income:
Interest and fees on loans             $27,285           $28,238
Interest and dividends on securities    14,475            14,506
Other interest                             187               120
Total interest and dividend income      41,947            42,864
Interest expense:
Interest on deposits                    18,185            18,108
Total interest expense                  18,185            18,108
Net interest income                     23,762            24,756
Provision for loan losses                  100               600
Net interest income after provision
   for loan losses                      23,662            24,156
Non-interest income:
Deposit and other banking fees           1,425             1,485
Gain on sales of securities, net           667               753
Other income                               252               477
Total non-interest income                2,344             2,715
Operating expenses:
Salaries and employee benefits           5,394             5,763
Occupancy and equipment                    952             1,293
Deposit insurance                        1,254             1,233
Data processing                            918               802
Amortization of goodwill, core deposit
   and other intangibles                   654               793
Professional fees                        1,334               738
Office supplies, postage and
   telephone                               586               472
Customer account servicing                 315               333
Marketing                                  270               210
Insurance                                  164               178
Other                                      717               355
Total operating expenses                12,558            12,170
Other expenses:
OREO expense                               508             1,582
Equity in income of
   unconsolidated subsidiary                 0                (8)
Total other expenses                       508             1,574
Total expenses                          13,066            13,744
Income before income taxes              12,940            13,127
Provision for income taxes               5,139             5,822
Net income                             $ 7,801           $ 7,305

Earnings per share                       $0.90             $0.85
Dividends per common share                0.30              0.26
Weighted average common shares
   outstanding                       8,662,718         8,608,142

See accompanying notes to consolidated financial statements.

                  NBB BANCORP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Share Data, Unaudited)

Nine Months Ended September 30,          1994              1993
Interest and dividend income:
Interest and fees on loans            $ 80,665          $ 86,388
Interest and dividends on securities    43,511            42,021
Other interest                             429               372
Total interest and dividend income     124,605           128,781
Interest expense:
Interest on deposits                    51,778            56,152
Total interest expense                  51,778            56,152
Net interest income                     72,827            72,629
Provision for loan losses                  450             2,800
Net interest income after provision
   for loan losses                      72,377            69,829
Non-interest income:
Deposit and other banking fees           4,258             4,331
Gain on sales of securities, net           278             2,281
Other income                               856               893
Total non-interest income                5,392             7,505
Operating expenses:
Salaries and employee benefits          16,379            16,411
Occupancy and equipment                  3,358             4,471
Deposit insurance                        3,755             3,643
Data processing                          2,690             2,369
Amortization of goodwill, core deposit
   and other intangibles                 1,961             2,378
Professional fees                        3,063             2,268
Office supplies, postage and
   telephone                             1,855             1,650
Customer account servicing                 860               989
Marketing                                  842               591
Insurance                                  462               604
Other                                    1,493             1,329
Total operating expenses                36,718            36,703
Other expenses:
OREO expense                             2,695             3,762
Equity in income of
   unconsolidated subsidiary               (21)             (120)
Total other expenses                     2,674             3,642
Total expenses                          39,392            40,345
Income before income taxes              38,377            36,989
Provision for income taxes              15,732            16,483
Net income                             $22,645           $20,506

Earnings per share                       $2.61             $2.38
Dividends per common share                0.90              0.76
Weighted average common shares
   outstanding                       8,660,658         8,605,030

See accompanying notes to consolidated financial statements.

                        NBB BANCORP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                    Unrealized
                                                                 Appreciation/
                                                                (Depreciation)
                 Additional                          Unearned    on Securities
          Common    Paid-in  Retained  Treasury  Compensation-   Available for
           Stock    Capital  Earnings     Stock          ESOP             Sale       Total
Balance at
December 31,
1993        $953   $134,240  $122,926   ($9,941)          $--           $6,772    $254,950
Net income    --         --    22,645        --            --               --      22,645
Issuance of
common stock
under stock
option plan
(8,197 shares) 1        133        --        --            --               --         134
Cash dividends
paid ($.90 per
share)        --         --    (7,794)       --            --               --      (7,794)
Decrease in
net unrealized
appreciation
on securities
available-for-
sale, net of
income tax
benefit
of $13,503    --         --        --        --            --          (16,316)    (16,316)
Balance at
September 30,
1994        $954   $134,373  $137,777   ($9,941)          $--          ($9,544)   $253,619

Balance at
December 31,
1992        $946   $133,274  $103,798    ($9,941)       ($283)             $--    $227,794
Net income    --         --    20,506         --           --               --      20,506
Issuance of
common stock
under stock
option plan
(22,203 shares) 3       289        --         --           --               --         292
Cash dividends
paid ($.76 per
share)         --        --    (6,541)        --           --               --      (6,541)
Balance at
September 30,
1993         $949  $133,563  $117,763    ($9,941)       ($283)             $--    $242,051

See accompanying notes to consolidated financial statements

                       NBB Bancorp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                                (Unaudited)

(In Thousands)
Nine Months Ended September 30,                          1994              1993
Cash Flows from Operating Activities:
Net income                                           $ 22,645          $ 20,506
Adjustments to reconcile net income to
 net cash provided by
operating activities:
  Provision for loan losses                               450             2,800
  Provision for OREO losses                             1,451             2,741
  Gain on sales of securities, net                       (278)           (2,280)
  Net accretion of investments,
   loans and deposits                                  (3,758)             (443)
  Accretion of deferred loan fees                      (1,910)           (1,739)
  Amortization of goodwill,
   core deposit and
   other intangibles                                    1,961             2,378
  Depreciation expense                                    919               946
  Increase in accrued interest
   receivable and other assets, net                    (1,488)           (4,203)
  Increase in mortgagors' escrow payments                 480               656
  Decrease in accrued expenses and other
   liabilities, net                                    (5,592)           (4,273)
     Net cash provided by
      operating activities                             14,880            17,089
Cash Flows from Investing Activities:
  Purchase of securities
    available-for-sale                               (389,340)         (216,249)
  Proceeds from sales of
   securities available-for-sale                      305,016           174,280
  Proceeds from maturities,
   calls and paydowns of
   securities available-for-sale                       22,531            12,272
  Purchase of securities
   held-to-maturity                                   (28,261)         (115,538)
  Proceeds from sales of
   securities held-to-maturity                            --              6,487
  Proceeds from maturities,
   calls and paydowns of
   securities held-to-maturity                         59,926            28,843
  Decrease (increase) in loans, net                   (23,627)           26,279
  Proceeds from loans sold                                647             1,787
  Additions to banking premises
   and equipment                                         (521)           (5,324)
  Decrease in other real estate owned                   5,690             2,685
     Net cash used in investing activities            (47,939)          (84,478)
Cash Flows from Financing Activities:
  Net increase in deposits                             45,958            57,752
  Proceeds from issuance of common stock                  134               292
  Dividends paid on common stock                       (7,794)           (6,541)
     Net cash provided by
      financing activities                             38,298            51,503
Net increase (decrease) in cash
 and cash equivalents                                   5,239           (15,886)
Cash and cash equivalents
 at beginning of year                                  76,876            73,635
Cash and cash equivalents
 at end of period                                    $ 82,115          $ 57,749
Supplementary Cash Flow Information:
  Interest paid on deposits                           $52,327           $56,249
  Income taxes paid, net                               25,871            17,775
  Non-cash Investing Activities:
  Foreclosures and in-substance
    foreclosures                                        6,222            10,294
  Unrealized depreciation on securities
   available-for-sale                                 (16,316)               --

See accompanying notes to consolidated financial statements

                               NBB BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1994

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  The unaudited interim consolidated financial statements of NBB
  Bancorp, Inc. (the Company) and Subsidiary presented herein should be read in conjunction with the consolidated financial statements of NBB Bancorp, Inc. and Subsidiary for the year ended December 31, 1993 filed on Form 10-K.

  In the opinion of management, all of the adjustments (consisting of normal recurring accruals, unless otherwise indicated) necessary for a fair statement of the results of operations have been included in the accompanying consolidated financial statements. Interim results are not necessarily indicative of results to be expected for the entire year.

2.SECURITIES AVAILABLE-FOR-SALE AND HELD-TO-MATURITY
  Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity net of related tax. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost.

3.EARNINGS PER SHARE
  The earnings per share calculation for the three and nine-month periods ended September 30, 1994 and 1993 are based on weighted average shares outstanding. Weighted average shares outstanding is computed based on common stock issued less treasury stock held. The effect of outstanding stock options granted is not material.

4.COMMITMENTS
  At September 30, 1994, firm commitments to grant loans amounted to $8.6 million, commitments under standby letters of credit amounted to $120 thousand, unadvanced funds under construction loans amounted to $15.3 million, and unadvanced funds under commercial and home equity lines of credit amounted to $27.9 million. There were no commitments to sell loans at September 30, 1994.

5.DIVIDENDS
  On October 20, 1994, the Company announced that a $.30 per share dividend would be paid on November 10, 1994 to stockholders of record on October 30, 1994.

6.RECENT DEVELOPMENT
  The Company entered into an Agreement and Plan of Merger with Fleet Financial Group, Inc. (Fleet) dated as of May 9, 1994, as amended and restated as of August 26, 1994 (the Merger Agreement), pursuant to which the Company will be merged with and into Fleet in a transaction in which Fleet will be the surviving entity.
  See the Form 8-K dated as of August 26, 1994 filed for the Company which includes the full text of the Merger Agreement.

  On October 28, 1994, the Company distributed to stockholders a Notice of Special Meeting of Stockholders to be held on December 15, 1994 at 11:00 a.m. at the Hawthorne Country Club, 970 Tucker Road, North Dartmouth, Massachusetts and a Proxy Statement-Prospectus dated October 26, 1994. The purpose of the meeting is (i) to consider and vote upon a proposal to approve and adopt the Merger Agreement and each of the transactions contemplated thereby, pursuant to which the Company will be merged with and into Fleet, upon the terms (including the provision for use of an alternative structure under certain circumstances) and subject to the conditions set forth in the Merger Agreement, as more fully described in the Proxy-Statement Prospectus, and (ii) transact such other business as may properly be brought before the Special Meeting, or any adjournments or postponements thereof.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the consolidated financial statements and related notes included in the 1993 Annual Report to Stockholders.

Comparison of Results of Operations for the Three Months Ended
September 30, 1994 and 1993

OVERVIEW
Net income for the third quarter of 1994 was $7.8 million or $0.90 per share, compared to $7.3 million or $0.85 per share earned in the third quarter of 1993.

Net interest margin was 4.06% for the current quarter compared to 4.32% for the same quarter last year. Net interest income is $994 thousand less for the current quarter compared to the same quarter of 1993. Deposit costs were flat for the quarters ended September 30, 1994 and 1993 while yields on securities and loans decreased due to securities portfolio restructuring in 1994 and loan refinancings and commercial loan run-off. Average earning assets increased by $49.6 million reflecting deposit and equity growth during the twelve-month period ended September 30, 1994.

The provision for loan losses declined by $500 thousand from the third quarter of 1993 due to continued improvement in nonperforming assets. Improved asset quality, reflected in the reduction in nonperforming assets from $37.9 million at September 30, 1993 to $25.1 million at September 30, 1994, continued to have a positive impact on the results of operations through a reduction in the provision for loan losses and OREO expense.

Total operating expenses amounted to $12.6 million for the quarter ended September 30, 1994 compared to $12.2 million for the same quarter last year. This increase is primarily due to expenses for professional fees related to the merger with Fleet.

NET INTEREST INCOME
Net interest income is the difference between interest and fees earned on the Company's loan and investment portfolios and the interest paid on deposits.

Net interest income decreased $994 thousand from the same quarter last year, to $23.8 million, for the third quarter of 1994. The decrease of 26 basis points in the net interest margin reflects the fact that the yields on loans and securities have been reduced since the third quarter of 1993. The reduction in the yield on securities is due to the shortening of the securities portfolio accomplished during the second and third quarters of 1994. The reduction in the yield on loans reflects the refinancing of residential mortgage loans in the last twelve months and the run-off of higher yielding commercial loans. Commercial loans have become a smaller percentage of interest-earning assets due to the run-off of certain loans acquired as part of the Attleboro Pawtucket acquisition in August, 1992. That bank was acquired under a loss-sharing agreement with the FDIC and the loan run-off has been in line with expectations.

The following table presents an analysis of average balances of interest-earning assets and interest-bearing liabilities, yields earned and rates paid:


      CONSOLIDATED AVERAGE BALANCE SHEETS AND YIELDS EARNED AND RATES PAID

                             (Dollars in Thousands)


Three Months Ended   September 30, 1994  December 31, 1993  September 30, 1993

                       Average            Average             Average
                       Balance   Rate     Balance   Rate      Balance   Rate
ASSETS:

Interest-earning assets:
 Loans               $1,346,500  8.09%  $1,316,056  8.14%  $1,328,173   8.49%
 Securities             931,724  5.80      914,485  5.95      898,811   6.06
 Mortgage-backed
  securities             58,855  6.61       68,129  6.34       60,627   5.90
 Federal funds sold and
  overnight deposits     16,471  4.50       11,402  3.01       16,329   2.90
Total interest-
 earning assets       2,353,550  7.12%   2,310,072  7.19%   2,303,940   7.44%
Allowance for loan
  losses                (28,760)   --      (30,043)   --      (33,277)    --
Noninterest-earning
  assets                150,897    --      158,257    --      160,050     --
  Total assets       $2,475,687    --   $2,438,286    --   $2,430,713     --


LIABILITIES AND STOCKHOLDERS' EQUITY:

 Interest-bearing liabilities:
 Savings deposits       $1,030,812  2.48%  $1,055,915  2.54%  $1,058,960  2.56%
 Time certificates
  of deposit             1,097,895  4.25    1,040,624  4.13    1,041,535  4.30
 Long-term debt                 --    --           94    --          283    --
 Total interest-
  bearing liabilities    2,128,707  3.39%   2,096,633  3.33%   2,100,778  3.42%

 Noninterest-bearing
  liabilities               95,216    --       97,968    --       92,062    --
 Total liabilities       2,223,923    --    2,194,601    --    2,192,840    --
 Stockholders' equity      251,764    --      243,685    --      237,873    --
 Total liabilities and
  stockholders' equity  $2,475,687    --   $2,438,286    --   $2,430,713    --


Interest rate spread                3.73%              3.86%              4.02%
Net interest margin                 4.06%              4.17%              4.32%


                             RATE/VOLUME ANALYSIS

The following table shows the change in interest and dividend income, and interest expense, for each major category of interest-earning assets and interest-bearing liabilities. The amount of the change due to volume and rate has been allocated proportionately to volume and rate for the periods indicated.

Three Months Ended September 30,     1994 Compared to 1993
                                   Increase    Increase
                                  (Decrease)  (Decrease)
                                    Due to      Due to

(In Thousands)                      Volume       Rate     Total
Interest, fees and dividend income:
Loans                                 $401    $(1,354)    $(953)
Securities                             462       (493)      (31)
Other                                    1         66        67
Total interest and dividend income     864     (1,781)     (917)
Interest expense:
Savings deposits                      (179)      (215)     (394)
Time certificates of deposit           604       (133)      471
Total interest expense                 425       (348)       77
Net interest income                   $439    $(1,433)    $(994)

PROVISION FOR LOAN LOSSES
The provision for loan losses for the third quarter of 1994 was $100 thousand, a $500 thousand decrease from the amount provided in the third quarter of 1993. In determining the amount to provide for loan losses, the key factor is the adequacy of the allowance for loan losses. In making its decision, management considers a number of factors, including prior experience relative to the loan portfolio mix, economic conditions, especially regional economic trends, internal analysis and the results of examinations conducted by bank regulatory authorities. During the past twelve months, the Company experienced a substantial decrease in nonperforming loans. This decrease resulted in the Company's decision to reduce its provision for loan losses compared to prior periods. In spite of this reduction in the provision, the Company maintains strong asset-quality ratios. As of September 30, 1994, the allowance for loan losses was $27.2 million or 2.03% of total loans, compared to $30.2 million or 2.29% at September 30, 1993. Nonperforming loans represented .82% and 1.14% of the total loan portfolio at September 30, 1994 and 1993, respectively.

NON-INTEREST INCOME
The decrease in non-interest income from the third quarter of 1993 to the third quarter of 1994, excluding securities gains, was primarily due to the recording of $227 thousand in gains on the sale of OREO in other income in the third quarter of 1993.

During the third quarter of 1994 the sale of equity securities resulted in the reduction of $9.6 million in the equity securities portfolio. This reduction, which is part of an overall plan to reduce that portion of the securities portfolio, resulted in $725 thousand in net gains, while net losses on the sale of debt securities available-for-sale totaled $58 thousand.

OPERATING EXPENSES
Operating expenses totaled $12.6 million for the third quarter of 1994 compared to $12.2 million in the third quarter of 1993. This increase came primarily as a result of acquisition related professional fees. The overhead ratio for the third quarter of 1994 was 2.01%, two basis points higher than for the third quarter of 1993. Certain nonrecurring expenses and charges, totaling approximately $1.0 million, were incurred in the third quarter of 1994 as a result of the pending acquisition of the Company by Fleet and the sale of the Company's interest in DMS, the Bank's data processing servicer.

The $369 thousand decrease in compensation was primarily the result of a reduction in the number of employees since the third quarter of 1993, particularly in the number of officer level employees, a corresponding decrease in payroll tax expense and a reduction in the compensation expense related to the Company's ESOP. Professional fees increased as a result of legal fees related to the pending acquisition of the Bancorp by Fleet. The reductions in occupancy and equipment as well as insurance expense were the result of branch closings. Data processing increased as a result of growth and the need for additional reporting capabilities. Amortization of goodwill, core deposit and other intangibles decreased as the core deposit intangibles created as a result of the two most recent acquisitions amortize on accelerated methods that triggered more expense in the earlier years. Office supplies, postage and telephone increased primarily due to the increased usage of office supplies during the current quarter while expenditures for postage and telephone remained comparable with the same quarter last year. Marketing increased as more resources were expended to better promote the products offered throughout the Bank's market area. Other expense increased due to the $390 thousand loss on the sale of the Company's interest in DMS, the Bank's data processing servicer.

OTHER EXPENSES
OREO consists of properties acquired through foreclosure or substantively foreclosed properties as well as an investment in a condominium project from a previous acquisition. OREO expense decreased $1.1 million from the third quarter of 1993 to $508 thousand in the third quarter of 1994. Provisions for losses on OREO properties totaled $432 thousand, a decrease of $842 thousand compared to the same period last year. Operating expenses for OREO properties decreased by $232 thousand for the third quarter of 1994 compared to the same period last year. The decrease in the provision for OREO losses is a result of the analysis of the risk of loss in the OREO holdings and the determination of the allowance necessary for that risk. The decrease in OREO operating expenses is a result of the timing of foreclosures and the receipt of rental income on foreclosed properties which offsets the operating expenses.

INCOME TAX EXPENSE
The effective income tax rate for the third quarter of 1994 was 39.7% compared to 44.4% for the same quarter in 1993. During the fourth quarter of 1993, the Bank formed two securities corporations to manage portions of the Bank's investment portfolio. These subsidiaries are Massachusetts securities corporations which receive favorable tax treatment under Massachusetts tax laws. The reduction in the effective tax rate for the current quarter is the result of the reduced tax rate on the income of these corporations.

Comparison of Results of Operations for the Nine Months Ended September 30, 1994 and 1993

OVERVIEW
Net income for the nine-month period ended September 30, 1994 was $22.6 million or $2.61 per share, 10% greater than the $20.5 million or $2.38 per share earned from operations in the first nine months of 1993. Lower deposit costs combined with increased average earning assets due to deposit growth was a major factor in the favorable variance. In addition, improved asset quality continued to have a positive impact on the results of operations. The provision for loan losses was substantially decreased in 1994 compared to the nine-month period ended September 30, 1993.

Net interest margin was 4.16% for the current nine-month period compared to 4.26% for the same period last year. Average earning assets increased by $63.1 million reflecting deposit and equity growth during the twelve-month period ended September 30, 1994.

The provision for loan losses declined by $2.4 million in 1994 from the nine months ended September 30, 1993 due to continued improvement in nonperforming loans.

Total operating expenses amounted to $36.7 million for both the nine-month periods ended September 30, 1994 and 1993.

NET INTEREST INCOME
Net interest income increased $198 thousand from the same nine-month period last year, to $72.8 million, for the nine months ended September 30, 1994, due to the increase in average earning assets and the reduction in the cost of deposits offset by the reduction in the yield on earning assets. The decrease of 10 basis points in the net interest margin reflects the reduction in the yield on loans and securities since September 30, 1993. The reduction in the yield on securities is due to the portfolio restructuring accomplished in the second and third quarters of 1994. The reduction in the yield on loans reflects the refinancing of residential mortgage loans in the last twelve months and the run-off of higher yielding commercial loans. Loans were a smaller percentage of interest-earning assets due to the run-off of certain loans acquired as part of the Attleboro Pawtucket acquisition in August, 1992. As noted above, that bank was acquired under a loss-sharing agreement with the FDIC and the loan run-off has been in line with expectations.

The following table presents an analysis of average balances of interest-earning assets and interest-bearing liabilities, yields earned and rates paid:

     CONSOLIDATED AVERAGE BALANCE SHEETS AND YIELDS EARNED AND RATES PAID
                           (Dollars in Thousands)


Nine Months Ended             September 30, 1994   September 30, 1993

                                Average              Average
                                Balance   Rate       Balance   Rate

ASSETS:

Interest-earning assets:
Loans                         $1,337,708  8.04%    $1,338,684  8.61%
Securities                       919,900  5.86        869,691  6.10
Mortgage-backed
  securities                      61,368  6.65         45,708  6.45
Federal funds sold and
  overnight deposits              14,880  3.86         16,718  2.98
Total interest-
  earning assets               2,333,856  7.12%     2,270,801  7.56%
Allowance for loan
  losses                         (29,159)   --        (34,174)   --
Noninterest-earning
  assets                         152,800    --        160,675    --
Total assets                  $2,457,497    --     $2,397,302    --


LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-bearing liabilities:
Savings deposits              $1,046,921  2.44%    $1,050,809  2.81%
Time certificates
  of deposit                   1,063,455  4.10      1,023,234  4.45
Long-term debt                        --    --            283    --
Total interest-
  bearing liabilities          2,110,376  3.28%     2,074,326  3.62%

Noninterest-bearing
  liabilities                     95,382    --         89,745    --
Total liabilities              2,205,758    --      2,164,071    --
Stockholders' equity             251,739    --        233,231    --
Total liabilities and
  stockholders' equity        $2,457,497    --     $2,397,302    --


Interest rate spread                      3.84%                3.94%
Net interest margin                       4.16%                4.26%


                           RATE/VOLUME ANALYSIS
The following table shows the change in interest and dividend income, and interest expense, for each major category of interest-earning assets and interest-bearing liabilities. The amount of the change due to volume and rate has been allocated proportionately to volume and rate for the periods indicated.


Nine Months Ended September 30,           1994 Compared to 1993
                                   Increase    Increase
                                  (Decrease)  (Decrease)
                                    Due to      Due to
(In Thousands)                      Volume       Rate     Total
Interest, fees and dividend income:
Loans                               $ (108)   $(5,615)  $(5,723)
Securities                           3,023     (1,533)    1,490
Other                                  (44)       101        57
Total interest and dividend income   2,871     (7,047)   (4,176)
Interest expense:
Savings deposits                       (82)    (2,855)   (2,937)
Time certificates of deposit         1,307     (2,744)   (1,437)
Total interest expense               1,225     (5,599)   (4,374)
Net interest income                 $1,646    $(1,448)  $   198

PROVISION FOR LOAN LOSSES
The provision for loan losses for the first nine months of 1994 was $450 thousand, a $2.4 million decrease from the amount provided in the first nine months of 1993. The reduction in nonperforming loans and modest loan growth has resulted in the Company's decision to reduce its provision for loan losses compared to prior periods.

NON-INTEREST INCOME
Non-interest income, excluding securities gains, for the first nine months of 1994 was $110 thousand less than the same period last year primarily due to the reduction in loan servicing fees. Certain pools of loans serviced for the RTC, as a result of the Sentry Savings Bank, FSB acquisition in 1991, were transferred to other RTC servicers resulting in reduced fee income.

Net gains on sales of securities for the nine-month period ended September
30, 1994 were $278 thousand compared to $2.3 million for the nine-month period ended September 30, 1993. Net losses of $841 thousand were realized in the second quarter of 1994 due to restructuring in order to shorten the maturities in the debt securities portfolios.

OPERATING EXPENSES
Operating expenses totaled $36.7 million for both nine-month periods ended September 30, 1994 and 1993. Variances in individual components did occur as discussed below. The overhead ratio for the first nine months of 1994 was 2.00% compared to 2.05% for the same period in 1993.

The decrease in compensation was primarily the result of a slight reduction in staff since September 30, 1993. Deposit insurance increased due to the increase in the overall deposit base during the last twelve-month period. The reductions in occupancy and equipment and insurance expense are the result of four branch closings during 1993. Professional fees increased as a result of investment banker and legal fees related to the pending acquisition of the Bancorp by Fleet. Data processing increased as a result of growth and the need for additional reporting capabilities. Amortization of goodwill, core deposit and other intangibles decreased as the core deposit intangibles created as a result of the two most recent acquisitions amortize on accelerated methods that triggered more expense in the earlier years. Office supplies, postage and telephone increased due to the costs related to the installation of an updated phone system. Marketing increased as more resources were expended to better promote the products offered throughout the Company's market area. Other expense increased due to the $390 thousand loss on the sale of the Company's interest in DMS, the Bank's data processing servicer.

OTHER EXPENSES
Total OREO expense decreased $1.1 million for the nine-month period ended September 30, 1994 compared to the same period in 1993. Provisions for OREO properties totaled $1.5 million, a decrease of $1.3 million compared to the same period last year. Operating expenses for OREO properties increased by $222 thousand for the nine months ended September 30, 1994 compared to the same period last year. Larger provisions were considered necessary to cover expected exposure in the first nine months of 1993 than in the current period. Certain expenses were incurred on several large commercial OREO properties during 1994 causing operating expenses to be higher in the current period than in the comparable period in 1993.

INCOME TAX EXPENSE
The effective income tax rate for the first nine months of 1994 was 41.0% compared to 44.6% for the same period in 1993. This reduction, as noted above in the discussion of the reduction for the comparable quarters, is due to the formation of two securities corporations to manage portions of the Bank's investment portfolio which receive favorable tax treatment under Massachusetts tax laws.

FINANCIAL CONDITION
Total assets and deposits increased by $38.8 million and $45.2 million, respectively, from December 31, 1993. The increase in deposits since December 31, 1993 exceeded the increase in loans for the same period causing a slight increase in federal funds and overnight deposits as well as securities. The improvement in nonperforming assets and changes made in the securities portfolio have contributed to maintaining a strong, highly liquid balance sheet at September 30, 1994. Return on average assets was 1.25% for the current quarter and 1.23% for the first nine months of 1994. Return on average equity was 12.29% and 12.03% for those same periods, respectively.

SECURITIES
Securities increased $5.8 million since December 31, 1993 as excess funds from deposit inflows have exceeded loan demand. Securities were 42.3% of earning assets at September 30, 1994 compared to 42.6% at December 31, 1993. The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993. At September 30, 1994, securities classified as available-for-sale totaled $625.8 million, or 63.0% of securities.

Securities available-for-sale provide liquidity, facilitate interest rate sensitivity management, and enhance the Company's ability to respond quickly to the customers' needs should loan demand increase and/or deposit growth slow. The trend in interest rates prompted investment changes which resulted in a shortening of the average maturity of the portfolio during the third quarter of 1994. The shortening of the portfolio is evident from the impact on the one year interest rate sensitivity decreasing from 16.1% at March 31, 1994 to 9.9% at September 30, 1994.

Securities held-to-maturity, which totaled $367.9 million or 37.0% of securities at September 30, 1994, are those securities which the Company has the positive intent and ability to hold to maturity.

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

Former APSB mortgage, second mortgage, home equity and commercial loans which become nonperforming are reclassified as Segregated Assets until they are resolved, thus immediately reducing the appropriate loan category. In addition, APSB was lending to certain lines of business which the Company had chosen not to enter, or, in some cases, has chosen to reduce total exposure, which meant that certain segments of the portfolio were intentionally not being replaced. Commercial loan balances have declined but residential loan balances have increased since December 31, 1993.

ASSET QUALITY
Because of some of the unique elements of the agreement between New Bedford Institution for Savings (NBIS) and the FDIC in conjunction with the APSB transaction, the discussion of asset quality is divided into two sections. The first pertains to NBIS and includes, where applicable, performing loans from the APSB portfolio and related reserves. It excludes, however, any APSB nonperforming loans covered by the loss-sharing agreement. As a result of this, certain ratios related to nonperforming assets and loans have been favorably impacted. APSB nonperforming loans which fall under the loss-sharing agreement have been designated as Segregated Assets throughout the consolidated financial statements and are, along with the associated allowances, charge-offs and recoveries, discussed separately under that caption. Because of the structure of the agreement, there have been very few APSB nonperforming assets that are not covered by the agreement (nonperforming consumer loans totaling $27 thousand), so for discussion purposes, the term "shared-loss" will not be used when discussing APSB nonperforming loans or Segregated Assets.

Under the terms of the three-year loss-sharing agreement which commenced in August of 1992, the FDIC reimburses NBIS for 80% of any losses, net of recoveries, associated with all commercial, commercial real estate, residential mortgage and home equity loans that occur during the three years following the acquisition. Effectively, only consumer loans are excluded from the loss sharing. The agreement also provides for reimbursement of carrying costs on nonperforming assets at a previously agreed upon rate of interest, as well as 80% of direct collection costs for nonperforming assets.

During the fourth and fifth years following the acquisition, the Bank will pay to the FDIC an amount equal to 80% of the gross amount of recoveries during such period on charge-offs of commercial, commercial real estate, residential mortgage and home equity loans that occur during the three years following the acquisition. If, at the end of the five-year period, total net charge-offs exceed $49 million, the FDIC will pay the Bank an amount equal to 15% of the difference between total net charge-offs and $49 million. Net charge-offs on shared-loss assets since the acquisition total $9.5 million, of which the Company's share is 20%, or $1.9 million.

NONPERFORMING ASSETS
For the ninth consecutive quarter, the Company had a decrease in the level of nonperforming assets. The level at September 30, 1994 of $25.1 million decreased $6.7 million and $11.6 million compared to June 30, 1994 and December 31, 1993, respectively.

The following table shows the composition of nonperforming assets:

                                  September 30,     December 31,
(In thousands)                            1994             1993
Nonperforming Loans:
Residential real estate                $ 4,320          $ 6,307
Commercial                               6,610            9,096
Consumer                                    43               67
Total nonperforming loans               10,973           15,470
Other Real Estate Owned:
Real estate acquired by foreclosure     12,722           17,861
Real estate substantively foreclosed       560            2,375
Investment in condominium project          813            1,000
Total other real estate owned           14,095           21,236
Total nonperforming assets             $25,068          $36,706

Total nonperforming assets as
a percentage of total assets               1.0%             1.5%

Allowance for loan losses
as a percentage of total non-
performing loans                           248%             191%

Restructured loans that are performing
and not included above                  $2,336           $6,182

Foregone interest on nonperforming and restructured loans totaled approximately $382 thousand for the nine months ended September 30, 1994 compared to $1.2 million for the same period in 1993.

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

The tables below present average loans, total loans and an analysis of the allowance for loan losses, including charge-offs and recoveries for the three and nine month periods as noted:

Three Months Ended September 30,               1994            1993
(In thousands)
Average loans outstanding during
  the period                              $1,346,500      $1,328,173
Loans outstanding, end of period           1,341,099       1,321,185
Allowance for loan losses,
  beginning of period                         28,646          33,441
Loans charged off:
Commercial                                    (1,583)         (3,924)
Real estate-residential                          (85)           (174)
Consumer                                         (21)            (48)
Total                                         (1,689)         (4,146)
Recoveries:
Commercial                                       153             128
Real estate-residential                           61              21
Consumer                                          36              20
Total                                            250             169
Net loans charged off                         (1,439)         (3,977)
Transfer from (to) segregated assets            (117)            131
Provision for loan losses                        100             600
Allowance for loan losses
  end of period                              $27,190         $30,195
Net loans charged off as a percent-
  age of average loans outstanding (annualized)  .43%           1.20%

Nine Months Ended September 30,                 1994            1993
(In thousands)
Average loans outstanding during
  the period                              $1,337,708      $1,338,684
Loans outstanding, end of period           1,341,099       1,321,185
Allowance for loan losses,
  beginning of period                         29,596          34,588
Loans charged off:
Commercial                                    (2,271)         (7,419)
Real estate-residential                         (984)           (806)
Consumer                                         (91)           (272)
Total                                         (3,346)         (8,497)
Recoveries:
Commercial                                       631             771
Real estate-residential                           98             199
Consumer                                          62              83
Total                                            791           1,053
Net loans charged off                         (2,555)         (7,444)
Transfer from (to) segregated assets            (301)            251
Provision for loan losses                        450           2,800
Allowance for loan losses
  end of period                              $27,190         $30,195


Net loans charged off as a
  percentage of average loans outstanding
  (annualized)                                   .25%            .74%



The decline in nonperforming loans, coupled with the decline in commercial loans as a percentage of the loan portfolio, allowed the Company to decrease the total allowance from $30.2 million at September 30, 1993 to $27.2 million at September 30, 1994 while maintaining strong asset quality ratios. The allowance totaled 2.03% of total loans at September 30, 1994 compared to 2.29% on the same date last year, while the allowance equaled 248% of nonperforming loans compared to 201%, respectively, for those same dates.

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

An analysis of Segregated Assets at September 30, follows:
(In thousands)

                                                    1994       1993
Nonperforming loans                                $4,281    $ 5,311
In-substance foreclosures                             719      4,969
Acquired by foreclosure                             1,428        561
                                                    6,428     10,841
Allowance for losses                                 (675)    (1,085)
Total                                              $5,753    $ 9,756

At September 30, 1994, $6.4 million of Segregated Assets represented an exposure to the Company of $1.3 million. An allowance of $675 thousand was considered adequate by management. During the quarter, $117 thousand of allowance for loan losses was transferred to the allowance for segregated assets losses due to the level of charge-offs on segregated assets during the quarter. Year-to-date losses to the Bank totaled $614 thousand. The credit loss experience to date on the APSB portfolio has been satisfactory and it appears that the allowance established as part of the APSB transaction is adequate to cover both shared losses and the Company's exposure after the agreement expires.

OTHER ASSETS
Goodwill, core deposit and other intangibles decreased $2.0 million due to amortization of the components since December 31, 1993. The other asset category increased primarily due to the $13.5 million deferred income tax impact of the market value change in securities available-for-sale.

DEPOSITS
Deposits increased by $45.2 million from December 31, 1993. This increase is the result of providing competitive rates and products within the Bank's market area.

STOCKHOLDERS' EQUITY
As a result of complying with SFAS No. 115, stockholders' equity was decreased by $9.5 million, as of September 30, 1994, representing the unrealized loss on securities available-for-sale, less applicable income taxes. As of December 31, 1993, stockholders' equity was increased by approximately $6.8 million, representing the net unrealized gain on securities available-for-sale, less applicable income taxes.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to a Bank's ability to meet funding needs for operations, deposit outflows, loan growth and other commitments on a timely and cost effective basis. The Bank's principal sources of liquidity are deposits, loan payments and income and investment maturities and sales. In addition, the Bank is a member of the Federal Home Loan Bank of Boston (FHLB), where it has access to a pre-approved line of credit as well as additional borrowing capacity. The Bank has had no borrowings from the FHLB since 1990. The marketability of certain assets, such as loans, that can be sold or securitized provides another potential source of liquidity. During the last three years, through a combination of acquisitions, limited loan growth due to the recession, and the run-off of higher risk loans that were acquired, the Bank has become increasingly liquid. At September 30, 1994 and December 31, 1993 the ratio of loans to deposits were 60.6% and 60.8%, respectively. Average deposits and stockholders' equity were 90.4% and 10.8% of average earning assets, respectively, for the first nine months of 1994 compared to 91.3% and 10.3% for the nine months of 1993. The Company's source of liquidity is dividends from the Bank.

Total capital was $253.6 million at September 30, 1994, compared to $255.0 million at December 31, 1993. All capital ratios at September 30, 1994, of both the Company and the Bank exceed the regulatory minimums and are presented below:

                                                            Minimum
                                                            Regulatory
                                     Company     Bank       Requirement
Tier 1 Capital ratio
   to risk-weighted assets           21.6%       21.5%        4.0%
Total Risk-based Capital ratio       22.6%       22.5%        8.0%
Leverage Capital ratio               10.0%       10.0%    3.0 to 5.0%


ASSET AND LIABILITY MANAGEMENT
Financial institutions are subject to interest rate risk to the extent that their interest-bearing liabilities mature and reprice more or less frequently than their interest earning assets. The Bank's largest category of interest earning assets are fixed rate mortgage loans which are held in its own portfolio. Historically, these loans have had an actual life that was substantially less than contractual maturity. At September 30, 1994, the Bank's one year liability sensitive gap of $247.1 million represented 9.9% of total assets, a reduction from the 12.4% at June 30, 1994 and 17.8% at September 30, 1993 as Management took steps to counteract recent rate increases and continued uncertainty regarding rates.

The following table sets forth maturity and repricing information relating to interest-sensitive assets and liabilities at September 30, 1994. Fixed-rate loans and pass-through certificates are shown in the table in the time periods corresponding to principal amortization which has been computed based on their respective weighted average maturities and weighted average rates. Adjustable-rate loans and securities are allocated to the period in which the rates would be next adjusted. The table does not reflect partial or full prepayment of loans and certain securities prior to final contractual maturity. Analysis of the Bank's non-certificate deposit accounts in 1993 shows that only a portion of savings, money market deposit and NOW accounts are rate sensitive. Deposit balances have been distributed accordingly in the 0 to 5-year time bands. In accordance with the proposed Federal Reserve guidelines for risk-based capital standards which account for interest rate risk, no amounts related to such deposit accounts are placed beyond five years. A deficiency of rate-sensitive assets over rate-sensitive liabilities will generally result in increased net interest income during a period of falling interest rates and in decreased net interest income during a period of rising interest rates.

                     UP TO       1-3       3-5      5-10
                    1 YEAR     YEARS     YEARS     YEARS   THEREAFTER    TOTAL

Interest
sensitive
assets:
Federal
funds
sold             $ 15,000   $      -  $     -    $    -     $      -    $15,000
U. S. Government,
  U. S. agency
  and other bond
  obligations     387,340    242,727   255,471    34,317           -    919,855
Mortgage-backed
  securities        4,738      6,846     7,154    19,013      18,134     55,885
Residential
  mortgage loans:
  Adjustable-rate
    loans         208,583     82,961     2,215         -           -    293,759
  Fixed-rate loan
    amortization   18,339     40,101    45,181   138,816     485,256    727,693
Construction mortgage loans:
  Adjustable-rate
   loans              513      1,359       192         -           -      2,064
  Fixed-rate
   loan amortization  128        286       331     1,077       9,313     11,135
Home equity
  loans            43,082          -        21         -           -     43,103
Second mortgage
  loans             2,949      2,650     2,324     4,901       1,455     14,279
Consumer
  loans            20,617      5,558     1,271       496          18     27,960
Commercial loans:
  Adjustable-rate
   loans          188,320      2,278       140       124         314    191,176
  Fixed-rate loan
   amortization    20,314      9,044     1,425     1,681         828     33,292
Commercial
  construction
  loans:
  Adjustable-rate
    loans             485          -         -         -             -      485
  Fixed-rate loan
    amortization    1,253          -         -         -             -    1,253
      Total      $911,661   $393,810  $315,725  $200,425  $515,318   $2,336,939

Interest
  sensitive
  liabilities:
    Money market
      deposits   $109,381   $175,008  $153,132        $-        $-     $437,521
    Time
     certificates 889,093    238,742     1,754         3        10    1,129,602
    NOW            22,020     82,024    65,109         -         -      169,153
    Other savings 138,271     98,766   158,025         -         -      395,062
        Total  $1,158,765   $594,540  $378,020        $3       $10   $2,131,338




                     UP TO       1-3       3-5      5-10
                    1 YEAR     YEARS     YEARS     YEARS   THEREAFTER    TOTAL

Excess (deficiency)
  of rate sensitive
  assets over rate
  sensitive
  liabilities   $(247,104) $(200,730)  $(62,295)  $200,422  $515,308    $205,601

Cumulative excess
  (deficiency) of
  rate sensitive
  assets over rate
  sensitive
  liabilities   $(247,104) $(447,834) $(510,129) $(309,707) $205,601

Cumulative
  excess
  (deficiency)
  as a percentage
  of total assets    (9.9)%    (18.0)%    (20.5)%    (12.4)%     8.3%

RECENT ACCOUNTING DEVELOPMENTS

In November 1992, the FASB issued SFAS No.112, "Employers' Accounting for Postemployment Benefits." This new accounting standard became effective for the Company on January 1, 1994 and requires accrual for postemployment benefits during either employees' service lives or at the time a liability is incurred. Postemployment benefits include salary continuation, supplemental unemployment benefits, severance benefits,disability- related benefits, job training and counseling, and continuation of benefits such as health care and life insurance. The implementation of SFAS No. 112 did not have a material effect on the Company's consolidated financial statements.

In May 1993, the FASB issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements are effective for the Company on January 1, 1995. Generally, the quantification of the impairment of a loan under these statements require the discounting of expected future cash flows at the loan's original effective rate as opposed to the utilization of a market rate. In addition, the criteria for classifying a loan as an in-substance foreclosure was modified so that such classification applies only when a creditor has taken possession of the loan collateral. The effect of adopting these statements has not been fully determined but is not expected to have a material adverse effect on the Company's consolidated financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         DIVIDEND
         A dividend of $.30 per common share was paid on August 12, 1994 to shareholders of record on July 30, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

         a.  Exhibits - Exhibit 11 Computation of Per Share Earnings


         b. Reports on Form 8-K - A report on Form 8-K dated as of August 26, 1994 was filed to report that the Company and Fleet Financial Group, Inc. had amended and restated the Agreement and Plan of Merger dated as of May 9, 1994 to provide that if the average closing price of Fleet common stock is equal to or less than $29.50, the Merger would be completed using an alternative structure. NBB stockholders are entitled to receive the consideration described in the Merger Agreement, regardless of whether the Merger or Alternative Merger is consummated.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NBB Bancorp, Inc.
                                       (Registrant)

Date:  November 14, 1994     By  (signature of Robert McCarter)
                             Robert McCarter
                             Chairman, President and CEO

Date:  November 14, 1994     By  (signature of Irving J. Goss)
                             Irving J. Goss
                             Senior Vice President, Treasurer and CFO
                             (Principal Financial and Accounting Officer)